Form 10-K
GENERAL HOUSEWARES CORP
filed 1995-03-29
CIK 40643

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee  Required]
For the fiscal year ended December  31,  1994
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGEACT OF  1934  [No Fee  Required]
For  the  transition  period  from     to
Commission file number 1-7117

GENERAL HOUSEWARES CORP.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of                       41-0919772
incorporation or organization)                        (I.R.S. Employer
                                                       Identification No.)

1536 Beech Street                                     47804
Terre Haute, Indiana                                  (Zip Code)
(Address of principal executive offices)
Registrant's telephone number, including area code:   (812) 232-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange on
Title of each class                                   which registered
Common Stock, $.33 1/3 par value                      New York Stock Exchange
Preferred Share Purchase Rights                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

On March 13, 1995, 3,743,414 shares of the registrant's Common Stock, $.33-1/3 par value, were outstanding. The aggregate market value of the Common Stock (based upon the closing price of the Common Stock on the New York Stock Exchange Composite Transactions) held by non-affiliates of the registrant at March 13, 1995 was $52,407,796.

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 1995 Annual
Meeting of Stockholders,  which will be filed
on or prior to March 31, 1995, to the extent
stated in this report.                                Part III

PART I

Item 1.     Business

General Housewares Corp. (hereinafter referred to as the "Company") manufactures and markets consumer durable goods. The Company limits itself to product categories in which, through market share, product innovation or brand image it is considered a leader. Through the acquisition and/or development of products that "delight and excite" the consumer, i.e., deliver unexpected value, simplify and enhance a task or redefine a task, the Company believes that it is able to establish such a leadership position. The Company currently enjoys such a position in the following product categories: cookware, cutlery, kitchen tools and precision cutting tools.

Approximately 70% of the products sold by the Company during 1994 were produced domestically, primarily in factories owned and operated by the Company. The remaining products are obtained from foreign sources primarily located in the Far East.

COOKWARE: The Company is one of the country's largest manufacturers and marketers of cookware, distributing its products throughout the United States, Canada and selected European markets. The Company's collection of leading, brand-name cookware products enables it to deliver, to both retailers and consumers, products which satisfy a complete range of functional, aesthetic and value requirements. The Company competes in four main cookware product categories, covering a broad range of materials, designs, colors and prices. The Company's cookware product categories are:

Cast Aluminum - Through its premium priced polished and black anodized aluminum cookware products sold under the Magnalite(R) and Magnalite Professional(R) brand names, respectively, the Company is a major manufacturer of cast aluminum products. In 1993, the Company introduced a line of non-stick cast aluminum cookware called Magnalite Professional(R) with Eclipse(TM) and in 1994 added the Eclipse(TM) coating to certain products in its Magnalite(R) line. The products are sold by mass merchants, department stores, and specialty cookware shops and have been favorably received by the consumer because of their excellent cooking performance and styling.

Enamelware - The Company is the only domestic manufacturer of this type of product and has developed a leading market share. Ceramic On Steel(TM) cookware products produced by the Company are sold under the Columbian and Graniteware brand names. As of September 1, 1994 the Company acquired the Normandy line of enamelware from National Housewares Corp. Normandy enamelware products, which are similar to the Company's Ceramic On Steel(TM) cookware products, are manufactured in Mexico. Enamelware is in demand because of its easy cleanup and popular price. It is particularly popular for roasting and specialty top-of-stove uses (e.g., spaghetti cookers and vegetable steamers). Products in this category are primarily sold in discount stores, mass merchandise outlets and warehouse clubs.

Cast Iron - These medium priced cookware products are sold nationally to all retail channels under the Wagner's(TM) 1891 Original Cast Iron brand. The Company is one of two major domestic manufacturers in this product category. Wagner(TM) cast iron is purchased by consumers for its even heating, natural non-stick surface and durability. It is particularly useful for skillet and regional style cooking.

Stamped and Spun Aluminum - These heavy gauge, large capacity products are marketed under the brand name Leyse Professional(TM) and distributed through department stores, mass merchants and specialty shops. Leyse products are purchased from a domestic manufacturer.

During 1993, the Company sold its stainless steel cookware operations. In conjunction with the sale, the Company entered into a licensing and royalty agreement pursuant to which the purchaser may continue to use the Magnalite(R) and Magnalite Professional(R) brand names on stainless steel cookware. The Company believes that the sale will not have a material impact on its ongoing cookware operations.

The total United States market for cookware, defined as metal pots and pans used for top-of-stove and oven cooking, is estimated by the Cookware Manufacturers Association at approximately $1.6 billion in terms of annual sales. Domestic industry unit sales have remained relatively flat during the past five years and, as a result, domestic manufacturers have lost market share to imports, which the Association estimates have grown from 42% of the market in 1990 to 45% in 1994. Imported merchandise, principally from Korea, Taiwan, Mexico and the Peoples Republic of China, has been successful in penetrating the market through comparable quality products at lower prices.

Through market research and a better understanding of the American consumer, the
Company  believes  it  has  successfully   repositioned  its  product  lines  to
differentiate them from competing imports.

The cookware industry is highly competitive and fragmented. In addition, it is characterized by little product differentiation. The Company believes that known brand names, price-value relationships, product design, quality and creative merchandising programs, as well as responsive, superior customer service, are key factors contributing to success. While there are a number of manufacturers and marketers of cookware, only a few are larger in the marketplace, or have greater financial resources than the Company.

CUTLERY: The Company is a manufacturer and marketer of quality kitchen cutlery with the leading domestic brand name (Chicago Cutlery(R)) and market share in its industry. The Company markets, under the Chicago Cutlery(R) brand umbrella, three complete lines of kitchen knives for consumers, sharpening tools, storage units and cutting boards. Its most popular household cutlery line is The Walnut Tradition(R), which features a solid American walnut handle with a Taper Grind(R) edge on the blade. The Company manufactures and sells a popular priced knife under the Cherrywood(TM) brand name. For the consumer that prefers a synthetic handled knife, the Company manufactures and sells the Metropolitan(TM) product line which features a durable high-impact plastic handle and a Taper Grind(R) edge.

All Chicago Cutlery(R) blades are made from high carbon stainless steel that resists rusting, pitting and staining. The Taper Grind(R) edge provides a uniform and smooth taper, thereby facilitating the blade's movement through the object being cut.

During 1992, the Company repositioned its cutlery products that had been sold under the Mendix name as a promotional cutlery category under the banner "Designed and Marketed by Chicago Cutlery(R)". These products compete in both the fine edge and "never-needs-sharpening" segment of the cutlery industry and are purchased from suppliers in the Far East. Promotional cutlery "Designed and Marketed by Chicago Cutlery(R)" consists of thirteen separate cutlery brands, seven of which are sold exclusively through department stores, and the remaining lines are distributed through department stores, mass merchandisers and catalog showrooms.

While the overall market for kitchen cutlery in the United States has remained relatively unchanged in recent years, foreign products have made significant inroads. The Company believes that imports in 1994 accounted for more than half of domestic sales in dollars and 75% of domestic sales in units. In general, foreign competition has been concentrated at the lower end and the very high end of the retail price range. As a result of its widely recognized brand name and reputation for high quality at a good price, Chicago Cutlery(R) has gained market share even as the rest of the domestic industry has lost ground.

The Company also manufactures a full line of knives for the commercial poultry processing market. These molded handle knives are designed to meet the special needs of professionals and have specialized blade shapes for specific cutting jobs. The handles are textured to be slip-resistant and feature a finger guard for safety, and in some cases ergonomic handles.

KITCHEN TOOLS: Effective October 1, 1992, the Company purchased all of the partnership interests in OXO International L.P. ("OXO"), a New York limited partnership, marketing a broad line of kitchen tools under the Good Grips(R), Prima(TM) Plus(TM) and Basics(TM) brand names. The products are primarily made by manufacturers located in the Far East according to OXO's designs and specifications. The kitchen tools sold by OXO generally utilize a proprietary handle which is covered by patents owned by the Company. OXO(R) kitchen tools are distributed primarily in the United States through department stores, gourmet and specialty outlets and mass merchandisers.

OXO also sells a line of garden tools, under the Sierra Club(TM) name, that utilizes its proprietary handle. Garden tools are primarily distributed through specialty outlets.

CUTTING BOARDS: The Company, under the Idaho Woodworks name, manufactures and markets cutting boards made of wood, polyethylene, and combinations of wood and acrylic, marble or polyethylene.

PRECISION CUTTING TOOLS: Effective October 1, 1994, the Company purchased certain assets of Walter Absil Company Limited and Olfa Products Corp., (collective referred to as the "Olfa Products Group"). The Olfa Products Group is the exclusive distributor, in the United States and Canada, of precision cutting tools and accessories manufactured by Olfa Corporation of Osaka, Japan. Products of the Olfa Products Group are sold both to distributors and direct to hobby, craft, hardware and fabric stores.

The North American hobby and craft market is both large and diverse with sales exceeding $10 billion. Products distributed through the Olfa Products Group compete in small selected segments in this market. Typically, these products compete on the basis of performance and value.

Cookware and cutlery products are sold by the Company to most major retail and wholesale distribution organizations in the United States and Canada through its direct sales force and, to a limited degree, through independent commissioned sales representatives. The OXO(R) kitchen tools and Idaho Woodworks(TM) cutting boards are sold primarily through independent commissioned sales representatives. The Olfa Products Group utilizes a combination of a direct sales force and independent commissioned sales representatives. In addition the Company sells products through a chain of manufacturers' retail outlet stores operating under the name "Chicago Cutlery etc., Inc."

MAJOR CUSTOMERS

During 1994, the ten largest customers of the Company accounted for 42% of the Company's net sales. Sales to the Company's largest customer, Wal-Mart Stores, Inc., were $12.1 million or approximately 13% of total net sales. The Company has had good long-term relationships with its major customers.

CUSTOMER SERVICE

The Company believes it has a unique advantage as a supplier of primarily American-made products which are shipped to its customers typically within five days of order, as contrasted to direct retailer imports which typically require a three to six month lead time.

EMPLOYEES

The Company employs approximately 725 persons, of whom about 575 are involved in manufacturing with the balance serving in sales, general and administrative capacities. The Company believes that its relations with employees are good.

Approximately   352  employees  are   represented  by  three   different   labor
organizations, which have contracts expiring in February, March and July of 1996.

EXPORT SALES

Exports account for less than 7% of the Company's total sales.

RAW MATERIALS

The principal raw materials used in manufacturing the Company's products are steel, aluminum ingot, ceramic compounds, plastic compounds and hardwood products. All of these materials are generally available from numerous suppliers and the Company believes that the loss of any one supplier would not have a significant impact on its operations.

SEASONALITY

Shipments are higher in the second half of the year and highest in the fourth quarter due to the seasonality of housewares retail sales.

Item 2.     Properties

The following table sets forth the location and size of the Company's principal properties.

OPERATING FACILITIES

Property Owned:
                                                            APPROXIMATE
                                                            FLOOR AREA
LOCATION          NATURE OF USE OF PROPERTY                 (Square Feet)

Terre Haute,      Manufacturing, distribution and           469,000
  Indiana         administrative (Ceramic on Steel(TM)
                  cookware and distribution of
                  cutlery products)

Sidney, Ohio      Manufacturing (cast iron, cast            186,500
                  aluminum cookware)

Wauconda,         Manufacturing (cutlery)                    65,000
  Illinois

Property Leased:
                                                APPROXIMATE      EXPIRATION
                        NATURE OF               FLOOR AREA       DATE
LOCATION                USE OF PROPERTY         (Square Feet)    OF LEASE

Sidney, OH              Warehouse               32,000           July 31, 1995
Terre Haute, IN         Warehouse               86,400           Apr. 30, 1995
New York, NY            Administrative          1,330            Sep. 30, 1995
Stamford, CT            Administrative          5,000            May   7, 1995
Sandpoint, ID           Manufacturing           22,000           Oct.  6, 1995
St. Laurent, Quebec     Administrative
  Canada                and Warehouse           16,230           Nov. 30, 1997
Plattsburgh, NY         Warehouse               27,700           Oct   1, 1997

In addition, the Company leases an average of 2,700 square feet of retail space in 28 factory outlet malls with initial lease terms ranging from 3 to 7 years.

In the opinion of the Company's management, the properties and plants described above are in good condition and repair and are adequate for the particular operations for which they are used.

NON-OPERATING FACILITIES

Property Owned: (Reported as "other assets" in the financial statements in this Report).

                                                            APPROXIMATE
                                                            FLOOR AREA
LOCATION          NATURE OF USE OF PROPERTY                 (Square Feet)
New Hope,         Manufacturing/
  Minnesota       Distribution facility
                  (leased to third parties)                 65,280

New Hope,         Manufacturing/
  Minnesota       Distribution facility
                  (leased to third party)                   21,500

Hyannis,          Candle manufacturing facility
  Massachusetts   (leased to third party)                   74,600

Antrim,           Manufacturing facility
  New Hampshire                                             55,400


Item 3.     Legal Proceedings

The Company and its wholly owned subsidiary, Chicago Cutlery, Inc., instituted an action on February 2, 1995 against the personal representatives of the Estate of Ronald J. Gangelhoff in the United States District Court for the District of Minnesota, Fourth Division. The action was instituted in February in order to comply with Minnesota probate practices for settling claims against estates. The action seeks indemnity and/or contribution for all losses and expenses suffered and incurred, and to be suffered and incurred, by the plaintiffs arising from the New Hampshire Department of Environmental Services mandated clean-up of hazardous substances generated at the Antrim, New Hampshire manufacturing site owned by Chicago Cutlery, Inc. and arising from the remediation of the site and the landfill at which some of the substances were disposed. The action also seeks a declaratory judgement that the defendants are liable to the Company. The action is brought on the basis of the breach of representations and warranties in the 1988 Stock Purchase Agreement pursuant to which the Company purchased the stock of Chicago Cutlery, Inc. from Ronald J. Gangelhoff. It is also brought under the provisions of the Comprehensive Environmental Response, Compensation, and Liability Act, the provisions of the New Hampshire Hazardous Waste Clean-up and Contribution statutes and under common law causes of action.

Before the death of Mr. Gangelhoff, Chicago Cutlery, Inc. had instituted an action on October 8, 1993 against David D. Hurlin in the United States District Court for the District of New Hampshire seeking damages and a declaratory judgement that Mr. Hurlin is liable to plaintiff for losses and expenses suffered and incurred, and to be suffered and incurred, arising from the mandated clean-up of hazardous substances generated at the Antrim, New Hampshire manufacturing site during the period it was owned by Goodell Company and arising from remediation of the site. The basis of the action against Mr. Hurlin is that as chief executive officer, a director and substantial stockholder of the Goodell Company he was in control of, or in a position to control and direct, hazardous substances handling and disposal practices at the site when hazardous substances were improperly released to the environment. The action is brought under the provisions of the Comprehensive Environmental Response, Compensation, and Liability Act, the provisions of the New Hampshire Hazardous Waste Clean-up and Contribution statutes and under common law causes of action. To the extent that recovery is made against David D. Hurlin, the amount of the Company's claim against the assets of the late Ronald J. Gangelhoff will be reduced.

For information concerning various environmental matters with which the Company is involved, see Note to Consolidated Financial Statements on page 22 of this Report.

In connection with the examination of the Company's 1991 tax return, the Internal Revenue Service has proposed an adjustment with regard to the deductions related to a covenant not to compete applying to tax years 1991 through 1993. While the ultimate resolution of this matter can not be assessed at this time, the Company believes that it has adequate support for its position and that the final resolution will not have a material adverse effect on the Company's financial position, results of operations or cash flow.

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.


                       EXECUTIVE OFFICERS OF THE COMPANY

The following individuals are executive officers of the Company, each of whom will serve in the capacities indicated until May 2, 1995, or until the election and qualification of a successor.


Name                    Position with Company                     Age
Paul A. Saxton          Chairman of the Board, President,         56
                        and Chief Executive Officer

Gordon R. Erickson      Secretary and General Counsel             66

Stephen M. Evans        Controller                                53

Robert L. Gray          Vice President, Finance and               44
                        Treasurer

Messrs. Saxton and Erickson have been executive officers of the Company for more than five years. Mr. Evans has been an executive officer of the Company since July 1, 1990. Prior thereto Mr. Evans held various administrative and managerial positions in the Company's cookware group. Mr. Gray has been employed by the Company since April, 1990 and an executive officer since July 1, 1990. Prior thereto he was Treasurer of Helene Curtis Industries, Inc.

PART II

Item 5.    Market for the Company's Common Stock and Related Stockholder Matters

The market on which the Company's Common Stock is traded is the New York Stock Exchange, Inc. The high and low sales prices of the Company's Common Stock and the cash dividends declared for each quarterly period during the last two fiscal years appear on page 11 of this Report.

The approximate number of holders of Common Stock as of March 15, 1995, including beneficial owners of shares held in nominee accounts of whom the Company is aware, was 1,000.

Item 6.     Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands except for per share amounts)

Year Ended December 31,      1994     1993      1992       1991      1990

  Net sales                 $96,515   $87,452   $79,382   $74,028   $68,967
  Operating income            6,637     6,415     8,342     8,379     9,513
  Interest expense, net       1,699     1,299     1,319     1,590     2,622
  Income from continuing
    operations before
    income taxes            $ 4,938   $ 5,116   $ 7,023   $ 6,789   $ 6,891
  Income taxes              $ 2,188   $ 2,080   $ 2,599   $ 2,919   $ 3,027
  Income from continuing
    operations              $ 2,750   $ 3,036   $ 4,424   $ 3,870   $ 3,864
  Average number of
    common shares
    outstanding including
    common stock
    equivalents               3,440     3,340     3,295     3,217     2,949
  Income from continuing
    operations per common
    share                   $  0.80   $  0.91   $  1.34   $  1.20   $  1.31
  Income from continuing
    operations per common
    share assuming full
    dilution                $  0.80   $  0.91   $  1.34   $  1.20   $  1.25
  Dividends per common
    share                   $  0.32   $  0.32   $  0.32   $  0.32   $  0.24
  Financial Summary:
    Total assets            $98,358   $72,017   $72,001   $61,832   $57,315
    Total debt               34,313    17,000    20,053    14,824    12,847
    Net worth                50,255    43,929    41,696    37,252    33,371


Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
                Results of Operations

Results of Continuing Operations

The operating results described below reflect the results of the cutlery, cookware, kitchen tool (acquired in October of 1992), precision cutting tool (acquired in October of 1994) and retail outlet store operations.

Year Ended December 31, 1994 versus 1993

Net sales for 1994 were $96,515,000, an increase of 10% when compared to net sales of $87,452,000 for 1993. Sales increased as a result of growth in the Company's kitchen tool and retail outlet store businesses and as a result of acquisitions. While the dollar amount of gross profit increased modestly, gross profit margins declined reflecting competitive pricing pressures and increased raw material costs. Selling, general and administrative expense increased slightly. Increased costs related to the higher sales volume and a partial year's amortization of goodwill (related to the purchases of the assets of Walter Absil Company Limited, Olfa Products Corp. and National Housewares, Inc.) were offset by reduced general and administrative costs. Included in operating expense were additions of $391,000 to bad debt reserves to cover customer bankruptcies during the year and $153,000 (exclusive of amounts for which recovery from unaffiliated third parties is expected) to the reserve provisions for environmental remediation.

Net income was $2,750,000 or $0.80 per share in 1994 compared to $3,036,000 or $0.91 per share in 1993. The effective tax rate applied to pre-tax income increased to 44% in 1994, compared to 41% in 1993. The effective tax rate increased to provide for potential assessments with regard to ongoing review by the Internal Revenue Service of years 1991-1993.

Year Ended December 31, 1993 versus 1992

Net sales for 1993 were $87,452,000, an increase of 10% when compared to net sales of $79,382,000 for 1992. Sales increased primarily as a result of growth in the Company's kitchen tool and retail outlet store businesses. Despite the increase in sales and benefit from the decrease of the cost of goods sold ($285,000) resulting from the reduction of the LIFO Reserve, operating income decreased from $8,342,000 to $6,415,000. The decline in operating income was largely attributable to a combination of pricing issues, incremental costs and one-time charges. Competitive pressures prevented the Company from realizing price increases on cookware lines sufficient to cover increases in costs. Further, in response to these pressures, the Company reduced prices on its key Magnalite Professional cookware line by more than 10%. In addition, closeout sales on slow moving inventories at low margins resulted in below average profit realizations. Operating expenses for the year included incremental expenses (versus 1992) of $2,372,000 related to the full year operation of the kitchen tool business (acquired in October of 1992), $470,000 added to the provision for environmental remediation costs and $420,000 of costs related to the streamlining of operations.

Net income was $3,036,000 or $0.91 per share in 1993 compared to $4,424,000 or $1.34 per share ($4,642,000 or $1.40 per share after the favorable adjustment for the cumulative effect of a change in accounting for income taxes in accordance with FAS No. 109) in 1992. The effective income tax rate in 1993 was 40.7% compared to 37.0% in 1992. The tax rate in 1992 was abnormally low due to the availability of certain state tax benefits.

Seasonality

Sales are higher in the second half of the year and highest in the fourth quarter due to the seasonality of housewares retail sales.

Capital Resources and Liquidity

On November 30, 1994, the Company completed a financing package consisting of a $30,000,000 three year bank loan agreement ($3,000,000 outstanding at December 31, 1994) and the private placement of $20,000,000 of 8.41% Senior Notes. Proceeds from the new financing package were used to refinance existing bank loans incurred to support working capital requirements and for acquisitions. As a result of the new financing, the Company believes that it has sufficient liquidity to fund existing operations and to continue to make acquisitions.

Substantially all of the expenditures made by the Company to comply with environmental regulations are for the remediation of previously contaminated sites. The Company has established a reserve to cover such expenses (see Note 9 to the Consolidated Financial Statements). In addition to the amounts provided for in the reserve, the Company may be required to make certain additional capital expenditures which, in aggregate, are not expected to be material. Subsequent to the completion of the remediation contemplated in setting the reserve, the Company believes that the ongoing costs of compliance with environmental regulation, including the cost of monitoring, pollution abatement and disposal of hazardous materials, will not be material.

Effect of Inflation

For the year ended December 31, 1994, price increases in certain commodities used by the Company (e.g., aluminum ingot (47%), steel (6%) and packaging materials (10%)) had an adverse effect on the operations of the Company. There was no such effect in the years ended December 31, 1993 or 1992.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements                                          Page

Financial Statements:

     Report of  Independent  Accountants                                14
     Consolidated  Statement of Income for the three years ended
       December 31, 1994                                                15
     Consolidated Balance Sheet at December 31, 1994 and 1993           17-18
     Consolidated Statement of Cash Flows for the three years ended
       December 31, 1994                                                19-20
     Consolidated Statement of Changes in Stockholders' Equity
       for the three years ended December 31, 1994                      16-17
     Notes to Consolidated Financial Statements                         21-33

Financial Statement Schedule:
 For the five years ended December 31, 1994
     II - Valuation and Qualifying Accounts                             11

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of General Housewares Corp.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of General Housewares Corp., and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes in 1992.

PRICE WATERHOUSE LLP

Indianapolis, Indiana
January 30, 1995


CONSOLIDATED STATEMENT OF INCOME

    For the year ended December 31,                 1994        1993        1992
    (in thousands except for per share amounts)

      Net sales                                     $96,515     $87,452     $79,382
      Cost of goods sold                             61,505      52,798      48,095
      Gross profit .                                 35,010      34,654      31,287
      Selling, general and administrative
        expenses                                     28,373      28,239      22,945
      Operating income                                6,637       6,415       8,342
      Interest expense, net                           1,699       1,299       1,319
      Income before income taxes                      4,938       5,116       7,023
      Income taxes                                    2,188       2,080       2,599
      Income before cumulative effect
        of accounting change                          2,750       3,306       4,424
      Cumulative effect of change
        in accounting for income taxes                  -           -           218
      Net income                                    $ 2,750     $ 3,036     $ 4,642

      Earnings per common share, primary
      and fully diluted:
        Income before cumulative effect
          of accounting change                      $  0.80     $  0.91     $  1.34

        Cumulative effect of change in
          accounting for income taxes                   -           -          0.06

      Earnings per share                            $  0.80     $  0.91     $  1.40

    See notes to consolidated financial statements.


Consolidated Statement of Stockholders' Equity

                    Common  Common  Capital in  Cumulative   Cost of             Minimum
                    Stock   Stock   Excess of   Translation  Retained  Treasury  Pension
                    Shares  Amount  Par Value   Adjustments  Earnings  Shares    Liability   Total
(in thousands)

Balances,
  December 31,
  1991              3,444  $1,148  $16,553         -         $22,766   $(3,215)       -      $37,252
Restricted stock
  activity              -       -       95         -               -         -        -           95
Shares issued upon
  exercise of
  options              84      28      672         -               -         -        -          700
Shares issued for
  employee
  stock purchase
  plan                  3       1       37         -               -         -        -           38
Dividends               -       -        -         -          (1,031)        -        -       (1,031)
Net income              -       -        -         -           4,642         -        -        4,642

Balances,
  December 31,
  1992              3,531    1,177   17,357        -          26,377     (3,215)      -       41,696

Restricted stock
  activity              -      -       49          -                -      (1)        -           48
Shares issued upon
  exercise of
  options              30     10      254          -                -        -        -          264
Shares issued for
  employee
  stock purchase
  plan                  6      2       91          -                -         -       -           93
Tax benefit from
  exercise of stock
  options               -      -      283          -                -         -       -          283
Minimum pension
  liability             -      -        -          -                -         -    (446)        (446)
Dividends               -      -        -          -           (1,045)        -       -       (1,045)
Net income              -      -        -          -            3,036         -       -        3,036

Balances
December 31, 1993   3,567  1,189   18,034          -           28,368     (3,216)  (446)      43,929




Restricted stock
  activity            (23)    (5)      82          -                -         -       -           77
Shares issued upon
  exercise of
  options              16      5      141          -                -         -       -          146
Shares issued for
  employee
  stock purchase
  plan                  7      2       70          -                -         -       -           72
Tax benefit from
  exercise of stock
  options               -      -       14          -                -         -       -           14
Shares issued for
  acquisition         400    133    4,367          -                -         -       -        4,500
Translation
  adjustments           -      -        -       (215)               -         -       -         (215)
Minimum pension
  liability             -      -        -          -                -         -      71           71
Dividends               -      -        -          -           (1,089)        -       -       (1,089)
Net income              -      -        -          -            2,750         -       -        2,750

Balances December
  31, 1994          3,967 $1,324  $22,708      $(215)         $30,029    $(3,216) $(375)     $50,255

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

December 31,                              1994        1993
(in thousands except per share amounts)
ASSETS
Current Assets:
  Cash and cash equivalents               $ 2,993     $   785
  Accounts receivable, less
  allowances of $5,312
  ($3,379 in 1993)                         16,854      11,656
  Inventories                              20,841      11,765
  Deferred tax asset                        2,184       1,601
  Other current assets                        905       1,410
     Total current assets                  43,777      27,217
Property, Plant & Equipment, Net           13,001      12,620
Other Assets                                7,455       7,213
Patents and Other Intangible Assets         4,294       4,757
Cost in Excess of Net Assets
  Acquired                                 29,831      20,210
                                          -------     -------
                                          $98,358     $72,017





LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term
   debt                                   $ 1,122       $-
  Deferred payment obligation               2,382        -
  Accounts payable                          3,544       1,959
  Salaries, wages and related
   benefits                                 2,525       2,399
  Property taxes                              420         402
  Accrued liabilities                       2,309       1,727
  Income taxes payable                      1,141         733
     Total current liabilities             13,443       7,220
Long-Term Debt                             30,809      17,000
Deferred Liabilities                        3,851       3,868
Commitments and Contingent Liabilities
(Note 9)
Stockholders' Equity:
  Preferred stock - $1.00 par value:
    Authorized - 1,000,000 shares
  Common stock - $.33-1/3 par value:
    Authorized - 10,000,000 shares
    Outstanding - 1994 - 3,966,705
     and 1993 - 3,567,383 shares           1,324        1,189
  Capital in excess of par value          22,708       18,034
  Treasury stock at cost - 1994
    and 1993 - 243,760
     shares                               (3,216)      (3,216)
  Retained earnings                       30,029       28,368
  Cumulative translation
   adjustment                               (215)         -
  Minimum pension liability                 (375)        (446)
     Total stockholders' equity           50,255       43,929
                                          -------     -------
                                         $98,358      $72,017

See notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CASH FLOWS

    For the year ended December 31,               1994         1993        1992
    (in thousands)
    Cash flows from operating activities:
    Net income                                    $2,750       $3,036      $4,642
    Adjustments to reconcile net income
      to net cash provided by operating
      activities -
    Depreciation and amortization                 3,623        3,240       2,567
    Foreign exchange gain                           (95)         -           -
    Compensation related to stock awards             76           48          95
    (Increase) decrease in deferred
      tax assets                                   (546)        (333)        400
    (Increase) decrease in operating assets:
      Accounts receivable                        (2,636)       1,177      (1,073)
      Inventory                                  (2,761)         755      (2,728)
      Other assets                                 (482)        (719)       (838)
    Increase (decrease) in operating liabilities:
      Accounts payable                            1,585         (993)        194
      Salaries, wages & related benefits,
        property taxes and accrued
        liabilities                                 109        1,687        (687)
    Income taxes payable                            408          187         473
                                                 ------      -------     -------
    Net cash provided by
      operating activities                        2,031        8,085       3,045
    Cash flows used for investing
      activities:
    Additions to property, plant and
      equipment, net                             (2,545)      (2,823)     (3,122)
    Payment for acquisitions                     (8,643)        (609)     (5,269)
    Net cash used for investing                 -------     --------    --------
      activities                                (11,188)      (3,432)     (8,391)




    Cash flows from financing activities:

    Collection of notes receivable                1,018          242         -
    Long-term debt (repayment) borrowings        (8,783)      (3,488)      3,284
    Issuance of senior notes                     20,000          -           -
    Proceeds from stock options and employee
      stock purchases                               219          357         739
    Dividends paid                               (1,089)      (1,045)     (1,031)
    Net cash provided by (used for)              ------       ------      ------
      financing activities                       11,365       (3,934)      2,992

    Net increase (decrease) in cash and          ======       ======      ======
      cash equivalents                            2,208         719      (2,354)
    Cash and cash equivalents at
      beginning of year                             785          66       2,420

    Cash and cash equivalents at                 =======     =======     =======
      end of year                                $2,993        $785         $66

    See notes to consolidated financial statements.

NOTES TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(in thousands  except for per share amounts)

1.  Accounting Policies

Principles of Consolidation - The Consolidated Financial Statements include the accounts of General Housewares Corp. and its subsidiaries, all of which are wholly owned.

Inventories - Inventories are stated at the lower of cost or market and at December 31 were comprised of the following:

                        1994              1993
Raw Materials       $ 4,293           $ 2,630
Work in Process       2,292             1,885
Finished Goods       16,064             8,827
                    -------           -------
                    $22,649           $13,342
LIFO Reserve        ( 1,808)          ( 1,577)
                    =======           =======
                    $20,841           $11,765

Cost at December 31, 1994, is determined on a last-in, first-out (LIFO) basis for approximately 80% of the Company's inventories. The remaining inventories are determined on a first-in, first-out (FIFO) basis. During 1993, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 1993 purchases, the effect of which decreased cost of goods sold by approximately $285 and increased net income by approximately $170. There were no such liquidations in 1994.

Property, Plant and Equipment - Property, plant and equipment is recorded at cost and depreciated over estimated useful lives using the straight-line method.

Property, Plant and Equipment is as follows:

                                      1994              1993
Land                                  $   674           $   642
Buildings                               4,245             4,381
Machinery and Equipment                28,129            26,905
                                      -------           -------
                                       33,048            31,928
Less Depreciation                      20,047            19,308
                                      =======           =======
                                      $13,001           $12,620

Other Current Assets - Included in other current assets is a receivable arising from the sale of stainless steel tooling and inventories of $153 ($922 in 1993), as well as a receivable related to an anticipated recovery of $400 of estimated environmental costs and other miscellaneous receivables and prepaid expenses.

Other Assets - Included in other assets are three manufacturing facilities (Land and Buildings - cost of $5,866 with accumulated depreciation of $1,416) that the Company no longer operates. All of the facilities are currently being leased to unaffiliated third parties under non-cancelable leases. Income generated by these leases is not significant to the consolidated operations of the Company. Each of these facilities is being depreciated over its estimated useful life using the straight-line method. Other assets also include prepaid pension expense.

Intangible Assets - The cost in excess of net assets acquired is amortized using the straight-line method over periods ranging from 10 to 40 years. Other intangible assets arising from acquisitions are included in patents and other intangible assets and are amortized using the straight-line method over periods of 5 to 15 years. Amortization of intangible assets was approximately $1,179 in 1994 ($1,008 in 1993 and $646 in 1992) and accumulated amortization was $4,768 and $3,589 at December 31, 1994 and 1993, respectively. In addition, at December 31, 1994 and 1993 the Company recognized an intangible asset related to the recording of a minimum pension liability in accordance with Statement of Financial Accounting Standards No. 87.

Income Taxes - Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). The adoption of FAS 109 increased net income in 1992 by $218.

Deferred Liabilities - Deferred liabilities include a minimum pension liability, deferred federal income taxes and deferred compensation.

Earnings per Share - Earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

Sales to a Significant Customer - During 1994 and 1993, the Company had net sales to a single customer of $12,100 and $12,000, respectively, which represented approximately 13% and 14% of total net sales for 1994 and 1993, respectively.

Accounts Receivable - Substantially all accounts receivable are uncollateralized and arise from sales to the retail industry. Accounts receivable allowances include reserves for doubtful accounts, returns, adjustments and co-op advertising allowances to customers.

Reclassification - Certain 1993 and 1992 amounts have been reclassified to conform with the 1994 presentation.

Cash Equivalents - The Company considers all highly liquid temporary cash investments with low interest rate risk to be cash equivalents. Temporary cash investments are stated at cost, which approximates market value.

Currency Translation - The net assets of foreign operations are translated into U.S. dollars using current exchange rates. Revenue, costs and expenses are translated at average exchange rates during the reporting period.

2. Acquisitions

Effective October 1, 1994, the Company purchased the assets of Walter Absil Company Limited and Olfa Products Corp. (collectively referred to as "Olfa Products Group"). The Olfa Products Group is the exclusive North American distributor of precision cutting tools and accessories manufactured by Olfa
Corporation of Osaka, Japan. Assets acquired include accounts receivable, inventories and equipment.

The purchase price was $13,576 and consisted of a cash payment of $6,843, Subordinated Promissory Notes in the principal amount of $2,233 bearing interest at 6% per annum and 400,000 restricted shares (valued at $4,500) of the Company's common stock. The common stock issued in connection with this acquisition is restricted as to both sale and voting rights. All such restrictions will expire no later than September 30, 1999.

The acquisition has been accounted for as a purchase and the net assets and results of operations are included in the Company's Consolidated Financial Statements beginning October 1, 1994. The purchase price has been allocated to the assets acquired and liabilities assumed of the Olfa Products Group based on their estimated respective fair values. Cost in excess of net assets acquired was $6,349 and is being amortized over 20 years.

In connection with the issuance of restricted common stock related to the acquisition of Olfa Products Group, the Company has agreed, under certain circumstances, to make payments of up to $600 to the former owners upon sale of the restricted common stock. In addition, the Company has agreed to make payments of up to approximately $3,565 to the management of the Olfa Products Group based upon the achievement of a specific aggregate financial target for the three year period ending December 31, 1997.

Effective September 1, 1994, the Company purchased the assets of the Normandy, enamel on steel cookware, business of National Housewares, Inc. for a cash consideration of $1,800 and deferred payments equal to $3,767 plus an incentive payment of $382 based upon operational performance for the remainder of 1994. The cash payment was equivalent to the fair market value of the inventories acquired. Cost in excess of net assets acquired is $4,149 and is being amortized over 10 years.

The following unaudited pro forma information combines the consolidated results of operations of the Company, the Olfa Products Group and Normandy as if the acquisitions had occurred at the beginning of 1994 and 1993. The pro forma information is not necessarily indicative of the results of operations which would have actually occurred during such periods.


    (Unaudited)                           1994              1993

    Net sales                             $114,184          $110,057
    Income before taxes                      5,831             6,971
    Net income                               3,277             4,137
    Earnings per average
      common share                        $   0.88          $   1.11

On August 19, 1993, the Company purchased the assets of Idaho Woodworks, Inc., a manufacturer of cutting boards. Receivables, inventories and equipment were purchased at book value for $609.

Effective October 1, 1992, the Company purchased all of the partnership interests in OXO International L.P. ("OXO"), a New York limited partnership marketing a broad line of kitchen tools. Kitchen tools sold by OXO utilize a proprietary handle which is subject to a patent owned by the Company. The assets acquired consisted primarily of inventory, accounts receivable and patents, and include tooling used to manufacture the OXO products.

The purchase price was $6,250 and consisted of a cash payment of $5,500 and Subordinated Promissory Note in the principal amount of $750 bearing interest at 8% per annum.

The acquisition has been accounted for as a purchase and the net assets and results of operations are included in the Company's Consolidated Financial Statements beginning October 1, 1992. The purchase price has been allocated to the assets acquired (including amounts assigned to patents of $4,100 and covenants not to compete of $650) and liabilities assumed of OXO based on their estimated respective fair values. Cost in excess of net assets acquired was $463 and is being amortized over 40 years.

The following unaudited pro forma information combines the consolidated results of operations of the Company and OXO as if the acquisition had occurred at the beginning of 1992. The pro forma information is not necessarily indicative of the results of operations which would have actually occurred during such periods.

    (Unaudited)
                              1992

    Net sales                 $82,655
    Income before taxes         6,871
    Net income                  4,540
    Earnings per average
      common share            $  1.38


3. Debt


Long-term debt includes the following:

    December 31,                          1994        1993

    Bank Credit Agreement                 $ 3,000     $12,000
    8.41% senior notes
       payable in equal annual
       installments commencing
       1998 through 2004                   20,000        -

    12% subordinated note
       payable in equal annual
       installments commencing
       1996 through 2000                    5,000       5,000

    Deferred payment obligation
       due in quarterly installments
       of $125,000 from January, 1995
       through September, 1998
       (discounted at 6%)                    1,793        -

    6% subordinated notes
       payable in equal annual
       installments in Canadian dollars
       commencing 1995 through 1997         2,138        -

                                          -------     -------
                                           31,931      17,000
    Less current portion                    1,122        -
                                          =======     =======
    Long-term debt                        $30,809     $17,000


At December 31, 1994 and 1993, all of the Company's debt outstanding was unsecured.

The bank debt outstanding at December 31, 1994, relates to a Credit Agreement with two banks with an aggregate commitment of $30,000 of which $5,000 is reserved for letters of credit at December 31, 1994. The commitment will expire on November 30, 1997, and may be renewed, under certain circumstances, for two additional one year periods. Drawings under the Credit Agreement are priced based on Prime or LIBOR with spreads calculated on an incentive formula. At December 31, 1994, the Company could borrow under the Credit Agreement at Prime or LIBOR + 1%. The interest rate on outstanding amounts on December 31, 1994, was 7.125%. The agreement replaced a $20,000 Revolving Credit Agreement with the same banks. In addition during 1994 the Company sold $20,000 of 8.41% Senior Notes payable to a group of institutional investors.

Terms of the Credit Agreement and the Senior Notes require among other things that the Company maintain certain minimum financial ratios. In addition the agreements provide for limits on dividends and certain investments.

The deferred payment obligation was incurred in connection with the acquisition of assets of the Normandy, enamel on steel cookware, business of National Housewares, Inc. In addition to the obligation listed in the above table, the Company has additional obligations related to the transaction of $2,382,000 all of which were payable January 1995.

Terms of the Deferred Payment Obligation and all of the Subordinated Notes provide for the right of offset upon the occurrence of certain events.

Aggregate principal payments for the five years subsequent to December 31, 1994, are as follows:

      1995                    $1,122
      1996                     2,147
      1997                     5,174
      1998                     4,345
      1999 and thereafter     19,143

Cash paid during 1994 for interest, net of cash received, was $1,614 (1993 - $1,361; 1992 - $1,258).

4. Common Stock and Rights

Common stock reserved at December 31, 1994, included 231,404 shares reserved for outstanding stock options.

In February 1989, the Company effected a dividend distribution of one Right for each outstanding share of common stock. Under certain circumstances, each Right may be exercised to purchase 1/100th of a share of Series A Junior Participating Preferred Stock, at a purchase price of $25, subject to adjustment to prevent dilution. Each preferred share fraction is designed to be equivalent in voting and dividend rights to one share of common stock. The Rights may only be exercised after a person acquires, or has the right to acquire, 21% or more of the common stock or makes an offer for 30% or more of the common stock. The Rights, which do not have voting rights and do not entitle the holder to dividends, expire on February 27, 1999, and may be redeemed by the Company prior to their being exercisable at a price of $.01 per Right.

5. Stock Plans

The Company maintains a stock plan for key employees which provides for the granting of options or awards of restricted stock until January 31, 2003. A summary of transactions under the plan follows:

                                    Restricted      Stock
                                    Stock           Options

Outstanding December 31, 1991       53,300          267,601
Granted during 1992                  2,219           37,000
Canceled during 1992                (4,900)          (4,233)
Released or exercised
  during 1992                       (5,219)         (83,699)

Outstanding December 31, 1992       45,400          216,669
Granted during 1993                    -             68,000
Canceled during 1993                (3,400)          (1,335)
Released or exercised
  during 1993                       (4,000)         (29,596)

Outstanding December 31, 1993       38,000          253,738
Granted during 1994                 10,500            5,000
Canceled during 1994               (34,000)         (11,035)
Released or exercised
  during 1994                       (4,000)         (16,299)

Outstanding December 31, 1994       10,500          231,404

Options granted under the plan provide for the issuance of common stock at not less than 100% of the fair market value on the date of grant. When options are exercised, proceeds received are credited to common stock and capital in excess of par value. Stock options were exercised at prices ranging from $7.125 to $13.375 in 1994. Options outstanding at December 31, 1994, were granted at prices ranging from $7.125 to $13.75 per share. Options for 170,567 shares were exercisable at December 31, 1994.

Restricted  stock granted under the plan is subject to restrictions  relating to
earnings  targets  of  the  Company  and/or   continuous   employment  or  other
relationships.

On July 1, 1992, the Company introduced its Employee Stock Purchase Plan. The plan, administered by a Committee appointed by the Board of Directors, is intended to qualify as an "employee stock purchase plan" within the meaning of
Section 423 of the Internal Revenue Code. The Employee Stock Purchase Plan provides that shares of the Company's Common Stock will be purchased at the end of each calendar quarter with funds deducted from the payroll of eligible employees. Employees receive a bargain purchase price equivalent to 90% of the lower of the opening or closing stock price of each calendar quarter. Dividends paid to the Employee Stock Purchase Plan fund are reinvested in the fund to buy additional shares. At December 31, 1994, the balance in the plan consisted of 13,072 shares of General Housewares Corp. Common Stock (8,700 shares in 1993).

6. Employee Benefit Plans

The  Company   sponsors   four  defined   benefit   pension  plans  which  cover
substantially all salaried and hourly employees. Pension benefit formulas are related to final average pay or fixed amount per year of service. It is the Company's policy to fund at least the minimum amounts required by applicable regulations.

Net periodic pension cost included the following components:

                                1994        1993        1992
Service cost-benefits
  earned during the period      $  458      $  410      $  375
Interest cost on projected
  benefit obligation             1,166       1,079       1,044
Actual return on plan assets       (34)     (1,180)       (865)
Net amortization and deferral     (919)        168         (58)
                                 ------      ------      ------

Net periodic pension cost       $  671      $  477      $  496

The funded status of the plans as of December 31 was as follows:

                                      1994                     1993
                              Assets       Accumulated  Assets      Accumulated
                              Exceed       Benefits     Exceed      Benefits
                              Accumulated  Exceed       Accumulated Exceed
                              Benefits     Assets       Benefits    Assets

Accumulated benefit
  obligation
  - vested                    $12,315      $2,233       $12,405     $2,289
  - non vested                    220          47          224         45
                               12,535       2,280        12,629      2,334

Effect of projected salary
  increases                       953         -           1,002        -
Projected benefits
  obligation                   13,488       2,280        13,631      2,334

Plan assets at fair
  value                        13,090       2,172        12,898      1,895

Plan assets less than
  projected benefits
  obligation                     (398)       (108)         (733)      (439)

Unrecognized net transition
  (asset) liability              (960)        111        (1,097)       126

Unrecognized net loss from
  experience differences        2,131         672         2,282        675

Unrecognized prior service
  cost                            920         336         1,036        361

Adjustment to recognize
  minimum liability               -        (1,119)          -       (1,162)

Prepaid (accrued) pension cost
  recognized in balance
  sheet                       $ 1,693      $ (108)      $ 1,488     $ (439)


In accordance with the provisions of Statement of Financial Accounting Standards No. 87 - Employers' Accounting for Pensions, the Company has recorded an additional minimum liability at December 31, 1994 and 1993, representing the excess of the accumulated benefit obligation over the fair value of plan assets and prepaid pension asset. The minimum liability for plans with accumulated benefits in excess of assets of $ 1,119 at December 31, 1994, has been included in the Company's consolidated balance sheet as a deferred liability with an offset in other intangible assets and equity. In addition, a deferred tax asset of $298 has been recognized for the minimum liability charge to equity.

The actuarial present value of the projected benefit obligation at December 31, 1994 and 1993, was determined using a weighted average discount rate of 8.0% and 7.5%, respectively, and a rate of increase in future compensation levels of 4%. The weighted average expected long-term rate of return on assets was 9% at December 31, 1994 and 1993. As of December 31, 1994, approximately 59% (1993 - 33%) of the plan's assets were invested in fixed income funds.

In addition to the defined benefit plans described above, the Company also sponsors a 401 (K) plan for all full-time employees. The Company matches a portion of each employee contribution. The Company's contribution expense was $302 in 1994 ($335 in 1993 and $306 in 1992).

The Company maintains a non-qualified, unfunded deferred compensation plan for certain key executives providing payments upon retirement. The present value of the deferred compensation is included in deferred liabilities and the annual charge to earnings is not significant.

7.  Income Taxes

The components of the provision for income taxes were as follows:

                              1994              1993              1992

Current income tax expense:
  Federal                     $2,382            $2,043            $1,987
  State                          352               370               212
Total current income tax      ------            ------            ------
  expense                      2,734             2,413             2,199
Deferred federal income tax
  expense (benefit)             (546)             (333)              400
                              ======            ======            ======
Total income tax expense:     $2,188            $2,080            $2,599



The Company did not have a significant source of foreign income in each of the years ended December 31, 1994, 1993 and 1992.

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                Percent of pretax income
                              1994        1993         1992

Federal statutory rate        34.0%       34.0%        34.0%
State income taxes, net
  of federal income tax
  benefit                      4.7         4.8         2.0
Amortization of excess
  purchase price               4.0         3.9         2.8
Prior years accrual
  adjustment                   1.4        (2.5)         -
Miscellaneous items             .2          .5        (1.6)
                              ----        ----        ----
                              44.3%       40.7%       37.2%


Federal income tax returns for all years prior to 1991 are closed. The Internal Revenue Service is currently conducting a review of the Company's tax returns for the years 1991-1993. The Company believes that it has made adequate provision for income taxes that may become payable with respect to the years under review.

Deferred tax assets (liabilities) are comprised of the following at December 31:

                                     1994       1993

Gross deferred tax assets:

Accounts receivable
  allowances                         $849         $404
Vacation                              210          200
Self-insurance                        119          300
Pension                               509          388
Environmental reserve                 539          338
Other, miscellaneous                  355          351
                                   ------       ------
Gross deferred tax assets          $2,581       $1,981


Gross deferred tax liabilities:
Property, plant and equipment     ($1,296)      ($1,646)
Pension                              (912)        (746)
Other current receivables            (136)          -
Other, miscellaneous                 (264)        (230)
                                  --------     --------
Gross deferred tax liabilities    ($2,608)     ($2,622)

                                  ========     ========
Net deferred tax
  liabilities                      ($  27)     ($  641)


Cash paid for income taxes during 1994 was $1,659 (1993 - $1,939; 1992 - $1,988)

8.  Operating Leases

The Company principally leases warehouses, administrative offices, computer equipment and retail outlet store space. Certain of the retail store leases provide for contingent rental payments, generally based on the sales volume of the applicable retail unit. All of these leases are classified as operating leases.

Future minimum annual lease payments under these operating leases, the majority of which have initial or remaining non-cancelable lease terms in excess of one year, were as follows at December 31, 1994:

             1995             $1,395
             1996              1,127
             1997              1,042
             1998                732
             1999                417
             Later Years         343

Certain leases require payments of real estate taxes, insurance, repairs and other charges. Total rental expense was $1,455 in 1994 (1993 - $1,106; 1992 - $840).

9. Commitments and Contingent Liabilities

The Company is currently involved in the review and evaluation, or remediation, of seven sites posing potential or identified environmental contamination problems. Based on information currently available, management's best estimate of probable remediation costs, recorded as a liability, is $1,549 at December 31, 1994 ($994 at December 31, 1993) -- which aggregate amount management believes will be paid out during the course of the next five years. The Company expects that it will recover approximately $400 from unaffiliated sources. Within a range of reasonably possible environmental cleanup liabilities established on the basis of current information, the recorded liability represents approximately 90% of the currently estimable maximum loss that has been identified by the Company and its environmental advisors. While neither the timing nor the amount of the ultimate costs associated with environmental matters can be accurately determined, management does not expect that these matters will have a material effect on the Company's consolidated financial position, results of operations or cash flow.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with the Company's independent accountants on accounting and financial disclosure.

PART III

     The information required by Part III, Items 10, 11, 12 and 13 with respect to the directors and executive officers of the Company has been omitted because this information appears on pages 1 to 9 of the Company's definitive proxy statement which the Company expects to file with the Securities and Exchange Commission on or prior to March 31, 1995, and which is incorporated herein by reference, except with respect to the identification and business experience of executive officers required by Item 10, which is set forth under the caption "Executive Officers of the Company" in Part I of this Report. The Report of the Compensation Committee and the Performance Graph, which begin on page 9 and on page 12, respectively, of the Company's definitive proxy statement, are not incorporated by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a) 1. Financial Statements - See item 8 - index to financial statements.

          (a) 2. Financial Statement Schedule - See item 8 - index to financial statements.

          (a)  3.  Exhibits

          3.(i) Restated Certificate of Incorporation, filed May 7, 1987 (filed as Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference).

            (ii)   By-laws as amended February 7, 1995.

          5. Rights Agreement dated as of February 22, 1989 (filed with the Securities and Exchange Commission as an Exhibit to a Registration Statement on Form 8-A, and incorporated herein by reference).

          10.      Material Contracts

                  10.1 Note Purchase Agreement, dated November 30, 1994 among the Company and certain institutional investors.

                  10.2 Credit Agreement, dated November 30, 1994, between the Company and Harris Trust and Savings Bank as agent, and The First National Bank of Chicago.

                  *10b. Employment and Consulting Agreement, dated July 1, 1990, between the Company and John H. Muller, Jr. (filed as Exhibit 10b to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

                  *10c. Compensation Agreement, dated August 7, 1987, between the Company and Paul A. Saxton relating to retirement and termination arrangements (filed as Exhibit 10c to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

                  *10e. Employment Agreement, dated April 12, 1990, between the Company and Robert L. Gray, relating, among other matters, to termination arrangements (filed as Exhibit 10e to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

                 *10f. The Company's Severance Compensation Plan, as amended and restated August 6, 1985, in which all of the named executive officers participate, and form of designation of participation.

                  11a.   Computation of primary earnings per share.

                  21.    Subsidiaries of the registrant.

                  23. Consent of Price Waterhouse, independent accountants, to the incorporation by reference constituting part of Registration Statements on Form S-8 (Nos. 33-33328, 2-77798 and 33-48336) of their report dated January 30, 1995.

                  99. Audited financial statements of the Company's Employee Stock Purchase Plan.

*         Represents  a  contract,   plan  or  arrangement   pursuant  to  which
          compensation or benefits are provided to certain Executive Officers or Directors of the Company.

          (b)       Reports on Form 8-K

          Form 8-K was filed during the last quarter of 1994 documenting the acquisition of the assets of Walter Absil Company Limited and Olfa Products Corp. and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

             GENERAL HOUSEWARES CORP.

By           /s/ Robert L. Gray
             Robert L. Gray                                              3/28/94
             Vice President, Finance and Treasurer                       Date
             Principal Financial Officer

By           /s/ Stephen M. Evans                                        3/28/94
             Stephen M. Evans                                            Date
             Corporate Controller
             Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             /s/ Paul A. Saxton                                          3/28/94
             Paul A. Saxton                                              Date
             Chairman of the Board
             President and Chief Executive Officer

             /s/ Charles E. Bradley                                      3/28/94
             Charles E. Bradley - Director                               Date

             /s/ John S. Crowley                                         3/28/94
             John S. Crowley - Director                                  Date

             /s/ Thomas L. Francis                                       3/28/94
             Thomas L. Francis - Director                                Date

             /s/ Joseph Hinsey IV                                        3/28/94
             Joseph Hinsey IV - Director                                 Date

             /s/ Ann Manix                                               3/28/94
             Ann Manix  - Director                                       Date

             /s/ John H. Muller, Jr.                                     3/28/94
             John H. Muller, Jr. - Director                              Date

             /s/ Phillip A. Ranney                                       3/28/94
             Phillip A. Ranney - Director                                Date

INDEX TO EXHIBITS

 Exhibit No.

         3(ii)  Amended By-Laws

         10.1   Note Purchase Agreement

         10.2   Corporate Credit Agreement

         11a    Computation of primary earnings per share

         21     Subsidiaries of the registrant

         23     Consent of Price Waterhouse

         27     Financial Data Schedule

         99     Financial statements of the Company's Employee
                  Stock Purchase Plan