Form 10-Q
period 1995-03-31
GENERAL HOUSEWARES CORP
filed 1995-04-27
CIK 40643

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1995


                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from    to

                           Commission File No. 1-7117

                            General Housewares Corp.

             (Exact name of Registrant as specified in its Charter)

                  Delaware                                     41-0919772
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                         Identification No.)
         1536 Beech Street                                      47804
  Terre Haute, Indiana                                       (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code (812) 232-1000

                               -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X or No

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

              Class of Common Stock      Outstanding at April 24, 1995

               $.33 1/3 Par Value                  3,988,486

                            GENERAL HOUSEWARES CORP


                                     Index


                         Part I. Financial Information


Item 1.  Financial Statements (Unaudited)

     Consolidated Condensed Statements of Income and Retained
     Earnings
       Three months ended
       March 31, 1995 and 1994

     Consolidated Condensed Balance Sheets
       March 31, 1995 and December 31, 1994

     Consolidatd Condensed Statements of Cash Flows
       Three months ended March 31, 1995 and 1994

     Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations


                           Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

                          PART I FINANCIAL INFORMATION
                    GENERAL HOUSEWARES CORP. & SUBSIDIARIES
                (Dollars in thousands except per share amounts)

                      Consolidated Condensed Statement of
                          Income and Retained Earnings
                                  (Unaudited)

                                                                                  For the three months
                                                                                     ended March 31,
                                                                                    1995       1994

  Net sales                                                                         $26,990    $18,447
  Cost of goods sold                                                                 17,297     11,611
                                                                                    -------    -------

  Gross profit                                                                        9,693      6,836
  Selling, general and administrative
    expenses                                                                          8,677      6,410
                                                                                    -------    -------

  Operating income                                                                    1,016        426
  Interest expense, net                                                                 656        269

  Income from operations before income taxes                                            360        157
  Income taxes                                                                          148         64
                                                                                     -------   -------
  Net income for the period                                                             212         93

  Retained earnings, begining of period                                              30,029     28,368

  Less:  Dividends ($.08 per common share in                                            299        263
    1995 and 1994)                                                                  -------    -------

  Retained earnings, end of period                                                  $29,942    $28,198
                                                                                    =======    =======

  Earnings per common share:
    Net income                                                                      $  0.06    $  0.03


        See notes to consolidated condensed financial statements.

                          PART I FINANCIAL INFORMATION
                    GENERAL HOUSEWARES CORP. & SUBSIDIARIES
                             (Dollars in thousands)

                      Consolidated Condensed Balance Sheet


                                                                                       As of
                                                                                March           December 31,
                                                                                1995            1994
      ASSETS                                                                    (Unaudited)
      Current assets:
        Cash                                                                    $   189         $ 2,993
        Accounts receivable, less allowances of
           $3,306 ($5,312 in 1994)                                               16,202          16,854
        Inventories                                                              24,736          20,841
        Deferred tax asset                                                        2,078           2,184
        Other current assets                                                        798             905
                                                                                -------         -------
          Total current assets                                                   44,003          43,777

      Property, plant & equipment, net                                           13,110          13,001
      Other assets                                                                7,187           7,455
      Patents and other intangible assets                                         4,188           4,294
      Cost in excess of net assets acquired                                      29,501          29,831
                                                                                -------         -------
                                                                                $97,989         $98,358
                                                                                =======         =======
      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
        Current maturities of long-term debt                                    $ 1,124         $ 1,122
        Deferred payment obligation                                                   -           2,382
        Accounts payable                                                          4,147           3,544
        Salaries, wages and related benefits                                      2,647           2,525
        Accrued liabilities                                                       3,944           2,729
        Income taxes payable                                                        228           1,141
                                                                                -------         -------
           Total current liabilities                                             12,090          13,443
      Long-term debt                                                             31,689          30,809
      Deferred liabilities                                                        3,791           3,851






      Stockholders' equity:
        Preferred stock - $1.00 par value:
          Authorized - 1,000,000 shares
        Common stock - $.33-1/3 par value:
          Authorized - 10,000,000 shares
          Outstanding - 1995 -  3,988,486
          and 1994 - 3,966,705 shares.                                            1,331           1,324
        Capital in excess of par value                                           22,937          22,708
        Treasury stock at cost - 1995
           and 1994 - 243,760 shares                                             (3,216)         (3,216)
        Retained earnings                                                        29,942          30,029
        Cumulative translation adjustment                                          (200)           (215)
        Minimum pension liability                                                  (375)           (375)
                                                                                -------         -------
           Total stockholders' equity                                            50,419          50,255

                                                                                $97,989         $98,358
                                                                                =======         =======

    See notes to consolidated condensed financial statements.

                     GENERAL HOUSEWARES CORP. & SUSIDIARIES
                             (Dollars in thousands)

                 Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)

                                                                                For the three months
                                                                                    ended March 31,
                                                                                1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $  212         $   93
  Adjustments to reconcile net inocme to
    Net cash provided by operating activities -
    Depreciation and amortization                                                1,190            986
    Foreign exchange loss                                                            7              -
    Compensation related to stock awards                                            15             15
    Decrease in deferred taxes                                                      46             15
    Decrease (increase) in operating assets:
      Accounts receivable                                                          652          1,083
      Inventory                                                                 (3,895)        (3,142)
      Other assets                                                                 343            225
Increase (decrease) in
operating liabilities:
      Accounts payable                                                             603            332
      Salaries, wages & related benefits                                           122            151
      Accrued liabilities                                                          881            573
      Income taxes payable                                                        (913)          (586)
                                                                                -------        -------
        Net cash used for operating activities                                    (737)           (255)
                                                                                -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment, net                                 (823)           (615)
                                                                                -------         -------
Net cash used for investing activities                                            (823)           (615)
                                                                                -------         -------
CASH FLOWS FROM FINANACING ACTIVITIES:
  Payment of deferred obligation                                                (2,382)              -
  Collection of notes receivable                                                     -              25
  Long-term debt borrowing                                                       1,210             400
  Proceeds from stock options and employee purchases                               221              40
  Dividends paid                                                                  (299)           (263)
                                                                                -------         -------
  Net cash(used for) provided by financing activities                           (1,250)            202
                                                                                -------         -------
Net decrease in cash and cash equivalents                                       (2,810)           (668)
Cash and cash equivalents at beginning of period                                 2,993             785
Effect of exchange rate on cash                                                      6               -
                                                                                -------        -------
Cash and cash equivalents at end of period                                        $189            $117

        See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - General

The accompanying interim Consolidated Condensed Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information for the periods presented. The Consolidated Condensed Financial
Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K.

Note 2 - Inventories

                                                                 (Dollars in thousands)
                                                              March 31,         December 31,
                                                                1995               1994
  Inventories consisted of:
                  Raw materials                               $ 4,326           $ 4,293
                  Work in process                               3,323             2,292
                  Finished goods                               19,132            16,064
                                                              -------           -------
                                                              $26,781           $22,649

                  LIFO Reserve                                 (2,045)          (1,808)
                                                              -------           ------

                         Total                                $24,736           $20,841
                                                              =======           =======

Note 3 - Properties

                                                                (Dollars in thousands)
                                                              March 31,         December 31,
                                                                1995                1994
                  Land                                        $   674           $   674
                  Buildings                                     4,245             4,245
                  Equipment                                    28,976            28,129
                                                              -------           -------
                         Total                                 33,895            33,048

                  Less Depreciation                            20,785            20,047
                                                              -------           -------
                         Total, net                           $13,110           $13,001
                                                              =======           =======

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   (in thousands, except earnings per share)


Referring to the Company's financial condition as of March 31, 1995 as contrasted with December 31, 1994, inventories have increased while accounts receivable and current liabilities have decreased. The increase in inventories is attributable to the programmed leveling of production over the entire year. The decrease in accounts receivable is due to the Company's seasonality which naturally reduces accounts receivable at the end of the first quarter. Current liabilities are down due to the payment of an amount contractually due former owners of a business acquired in 1994. This decrease was partially offset by increased payables related to purchases of materials to support increased inventory production.

Net sales for the period ended March 31, 1995 were $26,990, an increase of 46% over net sales of $18,447 for the same period last year. The increase is due in large part to acquisitions made in the second half of 1994 as well as distribution growth in certain of the Company's product lines. First quarter gross profit rose from $6,836 in the first quarter of 1994 to $9,693 due to increased sales volume partially offset by increased sales in product lines carrying lower margins. Selling, general and administrative expenses were 35% higher in the first quarter of 1995 as compared to the same period in 1994, reflecting costs associated with increased sales as well as increased goodwill amortization related to the 1994 acquisitions and the recognition of $160 of expenses related to the planned relocation of the Company's Idaho Woodworks operations. These costs were partially offset by a reduction in advertising expense due to a reserve adjustment. Interest expense for the period was $656 as compared to $269 for the same period last year. A combination of increased debt, related to the 1994 acquisitions, and higher interest rates caused this increase. Net income for the first quarter of 1995 was $212 as compared to $93 for the same period last year and related earnings per share rose from $.03 in the prior year to $.06 in the current period. Earnings per share for the quarter were calculated on 3,772 weighted average shares as compared to 3,340 for the same period last year, reflecting additional shares related to the 1994 acquisition activity.

                                    PART II



                               OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
          Computation and Statement of Earnings per share.

     (b)  Reports on Form 8-K
          There were no reports on Form 8-K filed during the 3 month period ended March 31, 1995.

                              SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GENERAL HOUSEWARES CORP.


Dated: April 24, 1995                          By  /s/Robert L. Gray
                                                  ------------------
                                                  Robert L. Gray
                                                  Vice President Finance
                                                  and Treasurer


                                               By  /s/Stephen M. Evans
                                                  --------------------
                                                  Stephen M. Evans
                                                  Corporate Controller
                                                  Chief Accounting Officer

                               INDEX TO EXHIBITS


Exhibit No.                Description of Exhibit

11.  Statement of Computation of Earnings per share included herein as Exhibit
     11.

27.  Financial Data Schedule.