Form 10-Q
period 1995-06-30
GENERAL HOUSEWARES CORP
filed 1995-07-31
CIK 40643

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
- -----------------------------------

(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1995

OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ---------- to ----------

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

- -----------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes X     or No

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

Class of Common Stock         Outstanding at July 28, 1995

$.33 1/3 Par Value            3,988,565

GENERAL HOUSEWARES CORP.

Index

Part I.  Financial Information

Item 1.   Financial Statements (Unaudited)

     Consolidated Condensed Statements of Income and Retained Earnings
     Three months and six months ended
     June 30, 1995 and 1994

     Consolidated Condensed Balance Sheets
     June 30, 1995 and December 31, 1994

     Consolidated Condensed Statements of Cash Flows
     Six months ended June 30, 1995 and 1994

     Notes to Consolidated Condensed Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security
          Holders

Item 6.   Exhibits and Reports on Form 8-K

PART I FINANCIAL INFORMATION
GENERAL HOUSEWARES CORP. & SUBSIDIARIES
(Dollars in thousands except per share amounts)

Consolidated Condensed Statements of
Income and Retained Earnings
(Unaudited)

                              For the three months     For the six months
                              ended June 30,           ended June 30,
                              1995      1994           1995      1994


Net sales                     $25,084   $18,033         $52,074   $36,480
Cost of goods sold             16,186    11,732          33,483    23,343
                              -------   -------         -------   -------

Gross profit                    8,898     6,301          18,591    13,137
Selling, general and
  administrative expenses       7,947     5,782          16,624    12,192
                              -------   -------         -------   -------

Operating income                  951       519           1,967       945
Interest expense, net             728       334           1,384       603
                              -------   -------         -------   -------

Income from operations
  before income taxes             223       185             583       342
Income taxes                       96        77             244       141
                              -------   -------         -------   -------

Net income for the period         127       108             339       201

Retained earnings, beginning
  of period                    29,942    28,198          30,029    28,368

Less:  Dividends ($.08 per
  common share per quarter
  in 1995 and 1994)               299       264             598       527
                              -------   -------         -------   -------

Retained earnings, end of
  period                      $29,770   $28,042         $29,770   $28,042
                              -------   -------         -------   -------
                              -------   -------         -------   -------

Earnings per common share:
     Net income               $0.03     $0.03          $0.09      $0.06
                              -------   -------        -------   -------
                              -------   -------        -------   -------

See notes to consolidated condensed financial statements.

PART I FINANCIAL INFORMATION
GENERAL HOUSEWARES CORP. & SUBSIDIARIES
(Dollars in thousands)
Consolidated Condensed Balance Sheets

                                        As of
                                   June 30,  December 31,
                                   1995      1994
                                   (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents           $    75   $ 2,993
Accounts receivable, less
  allowances of $3,309
  ($5,312 in 1994)                   14,424   16,854
Inventories                          30,710   20,841
Deferred tax asset                    2,078    2,184
Other current assets                  1,246      905
                                    --------  -------
Total current assets                 48,533   43,777

Property, plant & equipment, net     13,267   13,001
Other assets                          7,022    7,455
Patents and other intangible
     assets                           4,082    4,294
Cost in excess of net assets
     acquired                        29,238   29,831
                                   --------  -------
                                   $102,142  $98,358
                                   --------  -------
                                   --------  -------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes Payable                      $    900  $     0
Current maturities of long-term
  debt                                1,033    1,122
Deferred payment obligation               -    2,382
Accounts payable                      3,108    3,544
Salaries, wages and related
  benefits                            2,563    2,525
Accrued liabilities                   3,520    2,729
Income taxes payable                    231    1,141
                                   --------  -------
Total Current Liablities             11,355   13,443

Long-term debt                       36,586   30,809
Deferred liabilities                  3,837    3,851
                                   --------  -------

Stockholders' equity:
Preferred stock - $1.00 par value:
  Authorized - 1,000,000 shares
Common stock - $.33-1/3 par value:
  Authorized - 10,000,000 shares
  Outstanding - 1995 - 3,988,565
  and 1994 - 3,966,705 shares         1,332    1,324
Capital in excess of par value       22,976   22,708
Treasury stock at cost - 1995
  and 1994 - 243,760 shares          (3,216)  (3,216)
Retained earnings                    29,770   30,029
Cumulative translation
  adjustment                           (123)    (215)
Minimum pension liability              (375)    (375)
                                   --------  -------
Total stockholders' equity           50,364   50,255
                                   --------  -------

                                   $102,142  $98,358
                                   --------  -------
                                   --------  -------


See notes to consolidated condensed financial statements.

GENERAL HOUSEWARES CORP. & SUBSIDIARIES
(Dollars in thousands)
Consolidated Condensed Statements of Cash Flows
(Unaudited)

                                         For the six months
                                         ended June 30,
                                         1995      1994

Cash flows from operating activities:
Net income                                $  339    $  201
Adjustments to reconcile net income
  to net cash provided by operating
  activities -
Depreciation and amortization              2,397     1,980
Foreign exchange loss                         40         -
Compensation related to
  stock awards                                30        30
Increase in deferred liabilities              92        30
Decrease (increase) in assets:
  Accounts receivable                      2,444     1,091
  Inventory                               (9,848)   (5,176)
  Other assets                               (11)      186
(Decrease) increase in operating
liabilities:
  Accounts payable                          (438)      (63)
  Salaries, wages & related
    benefits                                  38       (23)
  Accrued liabilities                        707       751
  Income taxes payable                      (910)     (851)
                                          -------   -------

Net cash used for operating
  activities                              (5,120)   (1,844)
                                         -------   -------

Cash flows from investing activities:
  Additions to property, plant
    and equipment                         (1,731)   (1,396)
                                         -------   -------
Net cash used for investing
  activities                             (1,731)   (1,396)
                                         -------   -------

Cash flows from financing activities:
Payment of deferred obligation          (2,382)        -
Increase in notes payable                  900         -
Collection of notes receivable               -       884
Long-term debt borrowing                 5,760     1,999
Proceeds from stock options and
  employee purchases                       246       111
Dividends paid                            (598)     (527)
                                       -------   -------
Net cash provided by financing
  activities                             3,926     2,467
                                       -------   -------


Net decrease in cash and cash
  equivalents                           (2,925)     (773)

Cash and cash equivalents at
  beginning of year                      2,993       785
Effect of exchange rate on cash              7         -
                                       -------   -------
Cash and cash equivalents at end
  of period                             $   75    $   12
                                       -------   -------
                                       -------   -------


See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)

Note 1 - General


The accompanying interim Consolidated Condensed Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information for the periods presented. The interim Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K.


Note 2 - Inventories

                         June 30,       December 31,
                         1995           1994
Inventories consisted of:
  Raw materials          $ 4,862        $ 4,293
  Work in process          4,206          2,292
  Finished goods          23,686         16,064
                         -------        -------

                         $32,754        $22,649
  LIFO Reserve            (2,044)        (1,808)
                         -------        -------

     Total               $30,710        $20,841
                         -------        -------
                         -------        -------

Note 3 - Properties

                        June 30,       December 31,
                        1995           1994
     Land                $   674        $   674
     Buildings             4,245          4,245
     Equipment            29,920         28,129
                         -------        -------
     Total                34,839         33,048

     Less Depreciation   (21,572)       (20,047)
                         -------        -------

     Total, net          $13,267        $13,001
                         -------        -------
                         -------        -------

Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in thousands)

Referring to the Company's financial condition as of June 30, 1995 as contrasted with December 31, 1994, inventories have increased while accounts receivable and current liabilities have decreased. The increase in inventories is attributable to the programmed leveling of production over the entire year, coupled with Company-wide goals of improving customer service in the second half of 1995. The decrease in accounts receivable is due to seasonal factors. Current liabilities are down due to the payment of an amount contractually due former owners of a business acquired in 1994.

Net sales for the three month period ended June 30, 1995 were $25,084, an increase of 39% over net sales of $18,033 for the same period in 1994. Net sales for the six month period ended June 30, 1995 were $52,074, an increase of 43% over net sales of $36,480 for the same period in 1994. The increases are due in large part to acquisitions made in the second half of 1994, as well as increased market penetration in certain of the Company's product lines -- predominantly kitchen tools and imported cutlery. Second quarter gross profit rose from $6,301 in 1994 to $8,898 due primarily to increased sales volume. Gross profit percentage for the quarter rose slightly due to a favorable sales mix. Gross profit for the first six months of 1995 rose from $13,137 in 1994 to $18,591, due primarily to increased sales volume. Selling, general and administrative expenses were 37% and 36% higher in the second quarter of 1995 and the six months ended June 30, 1995, respectively, as compared to the same periods in 1994. The increase reflects costs associated with increased sales, $388 of increased goodwill amortization ($194 in the second quarter) related to the 1994 acquisitions and $225 of expenses incurred (all in the second quarter) as a result of revised estimates concerning environmental remediation projects in progress. These costs were partially offset by favorable reserve adjustments.

Operating income in the second quarter of 1995 increased by $432 over the same period in 1994, representing a 1% increase as a percentage of sales.
Operating income in the first half of 1995 increased by $1,022 over the same period in 1994, also representing a 1% increase as a percentage of sales. Interest expense for the second quarter of 1995 was $728 as compared to $334 for the second quarter of 1994. For the first six months of 1995, interest
expense increased from $603 to $1,384.   Acquisitions made in 1994 and working
capital needs to support improved customer service goals have increased the level of borrowings in 1995 as compared to the first six months of 1994. This increased debt load, along with higher interest rates, have caused the increase in interest expense. Net income for the second quarter of 1995 was $127 as compared to $108 for the same period last year; related quarterly earnings per share remained at $.03. Net income for the first six months of 1995 was $339 as compared to $201 for the same period last year and related earnings per share rose from $.06 to $.09. Year-to-date earnings per share were calculated on 3,770 weighted average shares as compared to 3,336 for the same period last year, reflecting additional shares issued in connection with the 1994 acquisition activity.

PART II

OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) Annual meeting of Stockholders of General Housewares Corp. was held on May 2, 1995.

     (b) Proxies were solicited by the directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of the stockholders.

Item 6. Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GENERAL HOUSEWARES CORP.

Dated:  July 28, 1995         By   /s/Robert L. Gray
                              --------------------------------
                              Robert L. Gray
                              Vice President Finance
                              and Treasurer

                              By   /s/Mark S. Scales
                              --------------------------------
                              Mark S. Scales
                              Corporate Controller
                              Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.              Description of Exhibit

11.  Statement of Computation of Earnings per share included herein as
Exhibit 11.

27.  Financial Data Schedule.