Form 10-Q
period 1995-09-30
GENERAL HOUSEWARES CORP
filed 1995-11-07
CIK 40643

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
-----------------------------------

(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1995

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

Yes X     or No

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

Class of Common Stock    Outstanding at Oct 31, 1995

$.33 1/3  Par Value      3,754,155

GENERAL HOUSEWARES CORP.

Index


Part I.   Financial Information


Item 1.   Financial Statements (Unaudited)

          Consolidated Condensed Statements of Income and Retained Earnings
          Three months and nine months ended
          September 30, 1995 and 1994

          Consolidated Condensed Balance Sheets
          September 30, 1995 and December 31, 1994

          Consolidated Condensed Statements of Cash Flows
          Nine months ended September 30, 1995 and 1994

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
(Unaudited)

                    For the three months     For the nine months
                    ended September 30,      ended September 30,
                    1995      1994           1995      1994

Net sales           $30,529   $25,908        $83,383   $62,388
Cost of goods sold   20,013    16,421        54,276     39,764
                    -------   -------        -------   -------

Gross profit         10,516     9,487        29,107     22,624
Selling, general and
 administrative
  expenses            8,649     7,356        25,273     19,548
                    -------   -------        -------   -------

Operating income      1,867     2,131         3,834      3,076
Interest expense,
 net                    842       379         2,226        982
                    -------   -------        -------   -------
Income from
 operations
 before income
 taxes                1,025     1,752         1,608      2,094
Income taxes            420       718           664        859
                    -------   -------        -------   -------

Net income for
 the period             605     1,034           944      1,235

Retained earnings,
  beginning
  of period          29,770    28,042        30,029     28,368

Less:  Dividends
 ($.08 per common
 share per quarter
 in 1995 and 1994)      299       265           897        792
                    -------   -------        -------   -------

Retained earnings,
end of period       $30,076   $28,811        $30,076   $28,811
                    -------   -------        -------   -------
                    -------   -------        -------   -------

Earnings per common share:
     Net income     $0.16     $0.31          $0.25     $0.37
                    -------   -------        -------   -------
                    -------   -------        -------   -------

See notes to consolidated condensed financial statements.

PART I FINANCIAL INFORMATION
GENERAL HOUSEWARES CORP. & SUBSIDIARIES
(Dollars in thousands)
Consolidated Condensed Balance Sheets

                                        As of
                                   September 30,  December 31,
                                   1995           1994
                                   (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents          $     53       $ 2,993
Accounts receivable, less
  allowances of $3,246
  ($5,312 in 1994)                   19,933        16,854
Inventories                          33,948        20,841
Deferred tax asset                    2,078         2,184
Other current assets                    900           905
                                   --------       -------
Total current assets                 56,912        43,777

Property, plant & equipment, net     13,623        13,001
Other assets                          6,802         7,455
Patents and other intangible
     assets                           3,977         4,294
Cost in excess of net assets
     acquired                        29,246        29,831
                                   --------       -------
                                   $110,560       $98,358
                                   --------       -------
                                   --------       -------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable                      $    900       $     -
Current maturities of long-term
  debt                                1,173         1,122
Deferred payment obligation             -           2,382
Accounts payable                      4,204         3,544
Salaries, wages and related
  benefits                            3,379         2,525
Accrued liabilities                   3,752         2,729
Income taxes payable                    248         1,141
                                   --------       -------
Total Current Liabilities            13,656        13,443

Long-term debt                       42,133        30,809
Deferred liabilities                  3,883         3,851
                                   --------       -------

Stockholders' equity:
Preferred stock - $1.00 par value:
  Authorized - 1,000,000 shares
Common stock - $.33-1/3 par value:
  Authorized - 10,000,000 shares
  Outstanding - 1995 - 3,997,694
  and 1994 - 3,966,705 shares        1,332          1,324

Capital in excess of
  par value                         23,057         22,708
Treasury stock at cost - 1995
  and 1994 - 243,760 shares         (3,216)        (3,216)
Retained earnings                   30,076         30,029
Cumulative translation
  adjustment                            14           (215)
Minimum pension liability             (375)          (375)
                                   --------       -------
Total stockholders' equity          50,888         50,255
                                   --------       -------

                                    $110,560      $98,358
                                   --------       -------
                                   --------       -------


See notes to consolidated condensed financial statements.

GENERAL HOUSEWARES CORP. & SUBSIDIARIES
(Dollars in thousands)
Consolidated Condensed Statements of Cash Flows
(Unaudited)

                                   For the nine months
                                   ended September 30,
                                   1995      1994

Cash flows from operating activities:
Net income                         $   944   $1,235
Adjustments to reconcile net income
  to net cash provided by operating
  activities -
Depreciation and amortization        3,168    2,759
Foreign exchange loss                   97        -
Compensation related to
  stock awards                          95       45
Increase in deferred liabilities       138       44
(Increase) decrease in assets:
  Accounts receivable               (3,059)  (5,309)
  Inventory                        (13,054)  (5,053)
  Other assets                         540      384
Increase (decrease) in operating
liabilities:
  Accounts payable                     655    1,289
  Salaries, wages & related
    benefits                           854      267
  Accrued liabilities                1,050      587
  Income taxes payable                (893)    (350)
                                   -------   -------

Net cash used for operating
  activities                       (9,465)   (4,102)
                                   -------   -------

Cash flows from investing activities:
  Additions to property, plant
    and equipment                  (2,654)   (1,813)
  Payments for acquisitions             -    (5,815)
                                   -------   -------
Net cash used for investing
  activities                       (2,654)   (7,628)
                                   -------   -------

Cash flows from financing activities:
Increase in current maturities          -     2,653
Payment of deferred obligation     (2,811)    1,363
Increase in notes payable             900         -
Collection of notes receivable          -       886
Long-term debt borrowing           11,707     6,695
Proceeds from stock options and
  employee purchases                  262       200
Dividends paid                       (896)     (792)
                                   -------   -------
Net cash provided by financing
  activities                        9,162    11,005
                                   -------   -------


Net decrease in cash and cash
  equivalents                      (2,957)     (725)

Cash and cash equivalents at
  beginning of year                 2,993       785
Effect of exchange rate on cash        17         -
                                   -------   -------
Cash and cash equivalents at end
  of period                        $   53    $   60
                                   -------   -------
                                   -------   -------


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


Note 2 - Inventories

                         September 30,  December 31,
                         1995           1994
Inventories consisted of:
  Raw materials          $ 5,361        $ 4,293
  Work in process          4,482          2,292
  Finished goods          26,150         16,064
                         -------        -------

                         $35,993        $22,649
  LIFO Reserve            (2,045)        (1,808)
                         -------        -------

     Total               $33,948        $20,841
                         -------        -------
                         -------        -------



Note 3 - Properties

                         September 30,  December 31,
                         1995           1994
     Land                $   674        $   674
     Buildings             4,245          4,245
     Equipment            30,836         28,129
                         -------        -------
     Total                35,755         33,048

     Less Depreciation    22,132         20,047
                         -------        -------

     Total, net          $13,623        $13,001
                         -------        -------
                         -------        -------

Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Dollars in thousands)

Referring to the Company's financial condition as of September 30, 1995 as contrasted with December 31, 1994, inventories, accounts receivable and current liabilities have all increased. The increase in inventories is due to Company-wide goals of improving customer service in the fourth quarter of 1995 coupled with sales below forecast in the third quarter of 1995. The increase in accounts receivable and current liabilities reflect the seasonal nature of the Company's business as sales and purchasing activity both peak in the late third/early fourth quarter of the year.

Net sales for the three month period ended September 30, 1995 were $30,529, an increase of 18% over net sales of $25,908 for the same period in 1994. Net sales for the nine month period ended September 30, 1995 were $83,383, an increase of 34% over net sales of $62,388 for the same period in 1994. The increases stem primarily from acquisitions made in the third and fourth quarters of 1994 as well as market penetration in certain of the Company's product lines -- predominately kitchen tools and imported cutlery. Revenue increases tied to acquisitions represent approximately $5,000 and $16,500 of the sales growth for the three month and nine month periods ended September 30, 1995, respectively. Third quarter 1995 gross profit increased from $9,487 in 1994 to $10,516, primarily due to increased sales volume. As a percentage of sales, gross profit in the third quarter of 1995 dropped 2% from the same period in 1994. This decrease is primarily a result of an unfavorable sales mix.
Gross profit for the nine months ended September 30, 1995 was $29,107, an increase of $6,483 over gross profit for the same period in 1994. This increase is also due primarily to increased sales volume. Gross profit margin percentage for the nine month period decreased slightly from the prior year due primarily to an unfavorable sales mix.

Selling, general and administrative expenses for the three month period ended September 30, 1995 were $8,649 as compared to $7,356 in the prior year three month period. These same expenses were $25,273 and $19,548 for the nine months ended September 30, 1995 and 1994, respectively. Increased selling, general and administrative costs were due primarily to 1994 acquisitions which accounted for $962 and $3,616 of increased costs in the three and nine months ended September 30, 1995, respectively. Increased environmental remediation costs were primarily responsible for the remainder of the three month increase. Increased environmental remediation costs, increased incentive payments to former owners of the kitchen tool product line (under an agreement which expires in the fourth quarter of 1995) and costs related to streamlining manufacturing and distribution locations accounted for the remainder of the nine month increase. That increase was partially offset by a favorable reserve adjustment, which related to cooperative advertising; it represented a change in the estimated number and amount of advertising commitments that customers would utilize and deduct from future payments.

Operating income for the three month period ended September 30, 1995 decreased by $264 from the same period in 1994. Operating income in the first nine months of 1995 increased by $758 over the same period in 1994. Interest expense for the third quarter of 1995 was $842 as compared to $379 for the same period of 1994.
For the first nine months of 1995, interest expense increased from $982 to $2,226. Increased debt related to the 1994 acquisitions and working capital needs to support improved customer service were primarily responsible for the increases in interest expense. Net income for the third quarter of 1995 was $605 as compared to $1,034 for the same period last year; related quarterly earnings per share dropped from $0.31 in 1994 to $0.16 in 1995. Net income for the first nine months of 1995 was $944 as compared to $1,235 for the same period of last year and related earnings per share dropped from $0.37 to $0.25. Year-to-date earnings per share were calculated on 3,769 weighted average shares as compared to 3,333 for the same period last year, reflecting additional shares issued in connection with the 1994 acquisition activity.

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GENERAL HOUSEWARES CORP.

Dated:  November 7, 1995      By   /s/Robert L. Gray
                              --------------------------------
                              Robert L. Gray
                              Vice President Finance
                              and Treasurer

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