Form 10-K
period 1995-12-31
GENERAL HOUSEWARES CORP
filed 1996-03-19
CIK 40643

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended December 31, 1995
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from      to
Commission file number 1-7117

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

On March 18, 1996, 3,762,928 shares of the registrant's Common Stock, $.33-1/3 par value, were outstanding. The aggregate market value of the Common
Stock (based upon the closing price of the Common Stock on the New York Stock Exchange -- Composite Transactions) held by non-affiliates of the registrant at March 18, 1996 was $35,277,450.

               DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 1996 Annual
Meeting of Stockholders, which will be filed
on or prior to March 31, 1996, to the extent
stated in this report.                            Part III


PART I

Item 1.   Business
(Dollars in thousands unless otherwise indicated)

General Housewares Corp. (hereinafter referred to as the "Company") manufactures and markets consumer durable goods. The Company limits itself to product categories in which, through market share, product innovation or brand
image, it is considered a leader.   Through the acquisition and/or development
of products that "delight and excite" the consumer, (i.e., deliver unexpected value, simplify and enhance a task or redefine a task) the Company believes that it is able to establish such a leadership position. The Company currently enjoys such a position in the following product categories: cookware, cutlery, kitchen tools and precision cutting tools. Cookware, cutlery and kitchen tools are grouped into the Housewares reportable segment, while precision cutting tools also constitute a reportable segment. For financial information related to the two reportable segments, see Note 12 in the financial statements included in this report.

HOUSEWARES

Approximately 71% of this segment's products sold by the Company during 1995 were produced domestically, primarily in factories owned and operated by the Company.

The remaining products are obtained from seven foreign sources (some of which buy from sub-contractors) primarily located in the Far East. The Company believes that a loss of any individual foreign source would not have a material impact on future results of operations.

COOKWARE

In 1995, the Company was one of the country's largest manufacturers and marketers of cookware, distributing its products throughout the United States, Canada and selected European markets. The Company's collection of leading, brand name cookware products has enabled it to deliver, to both retailers and consumers, products which satisfy a complete range of functional, aesthetic and value requirements. The Company competed in four main cookware product categories in 1995, covering a broad range of materials, designs, colors and prices. The categories included cast aluminum, cast iron, stamped and spun aluminum and enamelware.

In January of 1996, the Company announced its intention to exit the cast aluminum and cast iron product categories during the first half of 1996 in an effort to focus on faster growing, more profitable product categories. The Company is in discussions with buyers possibly interested in acquiring the associated product lines and the related manufacturing facility located in Sidney, Ohio. The cast iron and cast aluminum product lines include Magnalite(R), Magnalite Professional(R), Magnalite Professional(R) with Eclipse(R) and Wagner's(R) 1891 Original Cast Iron brand names. Gross revenues derived from the categories to be exited were $18,927 in 1995.

Remaining cookware lines include enamelware and stamped and spun aluminum.
The Company is the only domestic manufacturer of enamelware and has developed a leading market share. Ceramic on Steel(TM) cookware products produced by the Company are sold under the Columbian and Graniteware brand names. As of September 1, 1994, the Company acquired the Normandy line of enamelware from National Housewares, Inc. Normandy enamelware products, similar to the Company's Ceramic on Steel(TM) cookware products, were, at the time, manufactured in Mexico. In 1995, the Normandy line of enamelware was discontinued and sourcing to service the Normandy customers was transitioned to the Company's Ceramic on Steel (TM) manufacturing operations. Enamelware is in demand because of its easy cleanup and popular price. It is particularly popular for roasting and specialty top-of-stove uses (e.g., spaghetti cookers and vegetable steamers). Products in this category are primarily sold in discount stores, mass merchandise outlets and warehouse clubs. Heavy gauge, large capacity stamped and spun aluminum products are marketed under the brand name Leyse Professional(TM) and distributed through department stores, mass merchants and specialty shops. Leyse products are purchased from a domestic manufacturer. Gross revenues derived from enamelware and stamped and spun aluminum were $25,577 in 1995.

The total United States market for cookware, defined as metal pots and pans used for top-of-stove and oven cooking, is estimated by the Cookware Manufacturers Association at approximately $1.9 billion in terms of annual sales. Domestic industry unit sales have remained relatively flat during the past five years and, as a result, domestic manufacturers have lost market share to imports, which the Association estimates have grown from 42% of the market in 1990 to 47% in 1995. Imported merchandise, principally from Korea, Taiwan, Mexico and the Peoples Republic of China, has been successful in penetrating the market through comparable quality products at lower prices.

The cookware industry is highly competitive and fragmented. In addition, it is characterized by little product differentiation. The Company believes that known brand names, price-value relationships, product design, quality and creative merchandising programs, as well as responsive, superior customer service, are key factors contributing to success.

CUTLERY AND ASSOCIATED PRODUCTS

The Company is a manufacturer and marketer of quality kitchen cutlery with the leading domestic brand name (Chicago Cutlery(R)) and market share in its industry. The Company markets for consumers, under the Chicago Cutlery(R) brand umbrella, three complete lines of kitchen knives for consumers, sharpening tools, storage units and cutting boards. Its most popular household cutlery line is The Walnut Tradition(R), which features a solid American walnut handle with a Taper Grind(R) edge on the blade. The Company manufactures and sells a popular priced knife under the Cherrywood(TM) brand name. For the consumer that prefers a synthetic handled knife, the Company manufactures and sells the Metropolitan(TM) product line which features a durable high-impact plastic handle and a Taper Grind(R) edge.

All Chicago Cutlery(R) blades are made from high carbon stainless steel that resists rusting, pitting and staining. The Taper Grind(R) edge provides a uniform and smooth taper, thereby facilitating the blade's movement through the object being cut.

The Company also sells a line of promotionally priced cutlery under the banner "Designed and Marketed by Chicago Cutlery(R)". These products compete in both the fine edge and "never-needs-sharpening" segments of the cutlery industry and are purchased from suppliers in the Far East. Promotional cutlery "Designed and Marketed by Chicago Cutlery(R)" consists of thirteen separate cutlery brands, seven of which are sold exclusively through department stores, and the remaining lines are distributed through department stores, mass merchandisers and catalog showrooms.

While the overall market for kitchen cutlery in the United States has remained relatively unchanged in recent years, foreign products, including the Company's promotionally priced imported cutlery, have made significant inroads. The Company believes that imports in 1995 accounted for more than half of domestic sales in dollars and 75% of domestic sales in units. As a result of its widely recognized brand name and reputation for high quality at a good price, the Company has gained market share in the kitchen cutlery industry by marketing a combination of the promotionally priced imports and the traditional Chicago Cutlery(R) products.

The Company also manufactures a full line of knives for the commercial poultry processing market. These molded handle knives are designed to meet the special needs of professionals and have specialized blade shapes for specific cutting jobs. The handles are textured to be slip-resistant and feature a finger guard for safety, as well as, in some cases, ergonomic handles.

Under the Idaho Woodworks(TM) and Chicago Cutlery(R) names, the Company manufactures and markets cutting boards made of wood, polyethylene, and combinations of wood and acrylic, marble or polyethylene.

Gross revenues derived from cutlery and associated products were $39,251 in 1995.


KITCHEN TOOLS

Effective October 1, 1992, the Company purchased all of the partnership interests in OXO International L.P. ("OXO"), a New York limited partnership, marketing a broad line of kitchen tools under the Good Grips(R), Prima(R) Plus(TM) and Basics brand names. The purchase price was $6,250 and consisted of a cash payment of $5,500 and Subordinated Promissory Note in the principal amount of $750 bearing interest at 8% per annum. The OXO products are primarily made by manufacturers located in the Far East according to OXO's designs and specifications. The kitchen tools sold by OXO generally utilize a proprietary handle which is covered by patents owned by the Company which run through 2002. OXO(R) kitchen tools are distributed primarily in the United States through department stores, gourmet and specialty outlets and mass merchandisers. OXO also sells a line of garden tools that utilizes its proprietary handle. Garden tools are primarily distributed through specialty outlets. The OXO product category has experienced significant growth since acquisition.

Gross revenues derived from the kitchen tool category were $16,262 in 1995.

PRECISION CUTTING TOOLS

Effective October 1, 1994, the Company purchased certain assets of Walter Absil Company Limited and Olfa Products Corp. (collectively referred to as the "Olfa Products Group"). The purchase price was $13,576 and consisted of a cash payment of $6,843, Subordinated Promissory Notes in the principal amount of $2,233 bearing interest at 6% per annum and 400,000 restricted shares (valued at $4,500) of the Company's common stock. The Olfa Products Group is the exclusive distributor, in the United States and Canada, of precision cutting tools and accessories manufactured by Olfa Corporation of Osaka, Japan. The Company believes that relations with Olfa Corporation are strong and that a long-term relationship will continue. Products of the Olfa Products Group are sold both to distributors and direct to hobby, craft, hardware and fabric stores.

The North American hobby and craft market is both large and diverse with sales exceeding $10 billion. Products distributed through the Olfa Products Group compete in small selected segments in this market. Typically, these products compete on the basis of performance and value.

Gross revenues derived from the precision cutting tool segment were $16,605 in 1995.


DISTRIBUTION

Housewares products are sold by the Company to most major retail and wholesale distribution organizations in the United States and Canada through its direct sales force and through independent commissioned sales representatives. The Olfa Products Group utilizes a combination of a direct sales force and independent commissioned sales representatives.

In addition, the Company sells products through a chain of manufacturers' retail outlet stores operating under the name "Chicago Cutlery etc., Inc." Gross revenues derived from the stores were $9,248 in 1995.

MAJOR CUSTOMERS

During 1995, the ten largest customers of the Company accounted for 46% of the Company's gross sales. Sales to the Company's largest customer, Wal-mart, were $13.0 million or approximately 10% of total gross sales. The Company has had good long-term relationships with its major customers.


EMPLOYEES

The Company employs approximately 845 persons, of whom 480 are involved in manufacturing with the balance serving in sales, general and administrative capacities. The Company believes that its relations with employees are good.

Approximately 390 employees are represented by three different labor organizations, which have contracts expiring in February, March and July of 1996.

Included in these Company totals are approximately 220 people employed at the Sidney, Ohio, manufacturing facility, 200 of which are represented by two labor organizations. It is anticipated that the sale of product lines manufactured at the plant and possibly the facility itself, will reduce headcount at the Company by these amounts.

EXPORT SALES

Exports account for less than 10% of the Company's total sales.

RAW MATERIALS

The principal raw materials used in manufacturing the Company's housewares products are steel, iron, aluminum, ceramic compounds, plastic compounds and hardwood products. All of these materials are generally available from numerous suppliers, and the Company believes that the loss of any one supplier would not have a significant impact on its operations. The Company's precision cutting tool products are imported as finished goods.

SEASONALITY

Shipments of cookware, cutlery and kitchen tools are higher in the second half of the year and highest in the fourth quarter due to the seasonality of housewares retail sales. Shipments of precision cutting tools vary little from quarter to quarter.

WORKING CAPITAL

The Company is increasingly forced to meet rapid delivery requirements from customers, and increased inventory levels have resulted. The Company believes that increased technological and supply chain initiatives, for which implementation began in 1995, will position it well for the heightened customer requirements.

While the Company normally sets payment terms at net 30 days, industry practice has dictated an occasional extension of such terms. Accordingly, certain customers have been given extensions of payment terms.

FOREIGN OPERATIONS

The Company operates a wholly owned subsidiary located in Montreal, Canada. Revenues, Operating Income and Assets of the subsidiary are all less than 10% of total Company Revenues, Operating Income and Assets.

Item 2.   Properties

The following table sets forth the location and size of the Company's principal properties.


OPERATING FACILITIES

Property Owned:
                                                       APPROXIMATE
                                                       FLOOR AREA
LOCATION            NATURE OR USE OF PROPERTY          (Square Feet)

HOUSEWARES SEGMENT:

Terre Haute, IN     Manufacturing, distribution and    469,000
                    administrative (Ceramic on Steel(TM)
                    cookware and distribution of
                    cutlery and kitchen tool products)

Sidney, OH          Manufacturing (cast iron, cast     186,500
                    aluminum cookware)

Wauconda, IL        Manufacturing (cutlery)            65,000


Property Leased:
[CAPTION]


                                  APPROXIMATE              EXPIRATION
                 NATURE OR        FLOOR AREA               DATE
LOCATION         USE OF PROPERTY  (Square Feet)            OF LEASE

HOUSEWARES SEGMENT:


Sidney, OH       Warehouse        32,000                   July 31, 1999
Terre Haute, IN  Warehouse        172,800                  July 1, 1998
New York, NY     Administrative   3,850                    Sept. 30, 1998
Antioch, IL      Manufacturing    50,000                   May 1, 1998
                 (cutlery associated
                 products)

PRECISION CUTTING TOOL SEGMENT:


St. Laurent,     Administrative
   Quebec, CD    and Warehouse    16,230                   Nov. 30, 1997

Plattsburgh, NY  Warehouse        27,700                   Oct. 1, 1997

In addition, the Company leases an average of 2,700 square feet of retail space in 27 factory outlet malls with initial lease terms ranging from 3 to 7 years.

In the opinion of the Company's management, the properties and plants described above are in good condition and repair and are adequate for the particular operations for which they are used.

NON-OPERATING FACILITIES

Property Owned: (Reported as "other assets" in the financial statements in this Report)
[CAPTION]

                                             APPROXIMATE
                                             FLOOR AREA
LOCATION       NATURE OF USE OF PROPERTY     (Square Feet)


New Hope, MN   Manufacturing/
               Distribution facility
               (leased to third parties)     65,280

New Hope, MN   Manufacturing/
               Distribution facility
               (leased to third party)       21,500

Antrim, NH     Manufacturing facility        55,400




In addition, at December 31, 1995, the Company owned a candle manufacturing facility located in Hyannis, Massachusetts which it leased to a third party. The 74,600 square feet facility was sold on January 17, 1996. The Company received cash consideration that approximated net book value.


Item 3.   Legal Proceedings

The Company and its wholly owned subsidiary, Chicago Cutlery, Inc., instituted an action on February 2, 1995, against the personal representatives of the Estate of Ronald J. Gangelhoff in the United States District Court for the District of Minnesota, Fourth Division. The action was instituted in order to comply with Minnesota probate practices for settling claims against estates. The action seeks indemnity and/or contribution for all losses and expenses suffered and incurred, and to be suffered and incurred, by the plaintiffs arising from the New Hampshire Department of Environmental Services mandated clean-up of hazardous substances generated at the Antrim, New Hampshire, manufacturing site owned by Chicago Cutlery, Inc. and arising from the remediation of the site and the landfill at which some of the substances were disposed. The action also seeks a declaratory judgement that the defendants are liable to the Company. The action is brought on the basis of the breach of representations and warranties in the 1988 Stock Purchase Agreement pursuant to which the Company purchased the stock of Chicago Cutlery, Inc.
from Ronald J. Gangelhoff.    It is also brought under the provisions of the
Comprehensive Environmental Response, Compensation, and Liability Act, the provisions of the New Hampshire Hazardous Waste Clean-up and Contribution statutes and under common law causes of action. It is the opinion of the Company's in-house legal counsel that adequate support exists in favor of the Company in the case.

Before the death of Mr. Gangelhoff, Chicago Cutlery, Inc. had instituted an action on October 8, 1993, against David D. Hurlin in the United States District Court for the District of New Hampshire, seeking damages and a declaratory judgement that Mr. Hurlin is liable to plaintiff for losses and expenses suffered and incurred, and to be suffered and incurred, arising from the mandated clean-up of hazardous substances generated at the Antrim, New Hampshire, manufacturing site during the period it was owned by Goodell Company and arising from remediation of the site. The basis of the action against Mr. Hurlin is that as chief executive officer, a director and substantial stockholder of the Goodell Company he was in control of, or in a position to control and direct, hazardous substances handling and disposal practices at the site when hazardous substances were improperly released to the environment. The action is brought under the provisions of the Comprehensive Environmental Response, Compensation, and Liability Act, the provisions of the New Hampshire Hazardous Waste Clean-up and Contribution statutes and under common law causes of action. To the extent that recovery is made against David D. Hurlin, the amount of the Company's claim against the assets of the late Ronald J. Gangelhoff will be reduced.

For information concerning various environmental matters with which the Company is involved, see Notes to Consolidated Financial Statements on page 20 of this Report.

Item 4.   Submission of Matters to a Vote of Security Holders.

Not applicable.

                EXECUTIVE OFFICERS OF THE COMPANY

The following individuals are executive officers of the Company, each of whom will serve in the capacities indicated until May 2, 1996, or until the election and qualification of a successor.


Name                Position with Company                   Age


Paul A. Saxton      Chairman of the Board, President,       57
                    and Chief Executive Officer

John C. Blackwell   Vice President, Sales and Marketing     58

Gordon H. Brown     Vice President, Supply Chain
                    Management and Logistics                56

Stephen M. Evans    Vice President, Administration          54

Robert L. Gray      Vice President, Finance and             45
                    Treasurer


Raymond J. Kulla    Vice President, Secretary and           49
                    General Counsel

Mark S. Scales      Controller, Chief Accounting
                    Officer                                 36


Messrs. Saxton, Evans and Gray have been executive officers of the Company for
more than five years.   Mr. Kulla has been employed with the Company since
November 14, 1995, and an executive officer since January 1, 1996. Prior thereto, he was Vice President, General Counsel and Secretary of AXIA Incorporated. Mr. Blackwell has been employed with the Company and an executive officer since March 20, 1995. Prior thereto, he served as Vice President, Sales and Marketing, for EMX Corporation, Executive Vice President, Sales and Marketing of Moulinex Appliances, Inc. and President and General Manager of Oster Housewares, a division of Sunbeam/Oster Company. Mr. Brown has been employed with the Company and an executive officer since July 3, 1995. Prior thereto, he served as Managing Director of Bottom Line Logistics, a management consulting firm. Mr. Scales has been employed with the Company and an executive officer since July 10, 1995. Prior thereto, he served as Controller at Cosco, Inc. and Hoosier Energy Rural Electric Cooperative, Inc. and as a Senior Audit Manager at Price Waterhouse.


PART II

Item 5.   Market for the Company's Common Stock and Related Stockholder
          Matters

The market on which the Company's Common Stock is traded is the New York
Stock
Exchange, Inc. The high and low sales prices of the Company's Common Stock and the cash dividends declared for each quarterly period during the last two fiscal years is disclosed in quarterly financial information presented in Item

8.

The approximate number of holders of Common Stock as of March 18, 1996, including beneficial owners of shares held in nominee accounts of whom the Company is aware, was 1,000.


Item 6.   Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands except per share amounts)

Year Ended December 31,  1995      1994      1993      1992      1991

Net sales                $119,340  $97,729   $88,529   $81,593   $74,752

Operating income         7,080     6,637     6,415     8,342     8,379

Interest expense, net    3,115     1,699     1,299     1,319     1,590

Income before
  income taxes           3,965     4,938     5,116     7,023     6,789

Income taxes             1,679     2,188     2,080     2,599     2,919

Net income               $2,286    $2,750    $3,036    $4,424    $3,870

Average number of
  common shares
  outstanding including
  common stock
  equivalents            3,769     3,440     3,340     3,295     3,217

Net income per
  common share           $0.61     $0.80     $0.91     $1.34     $1.20

Dividends per common
  share                  $0.32     $0.32     $0.32     $0.32     $0.32

Financial Summary:
  Total assets           $104,610  $98,358   $72,017   $72,001   $61,832

  Total debt             39,201    34,313    17,000    20,053    14,824

  Net worth              51,848    50,255    43,929    41,696    37,252


VALUATION AND QUALIFYING ACCOUNTS
(in thousands except per share amounts)

                                  Additions
                     Balance at   Charged to  Deductions    Balance
                     beginning    costs and   net of        at end
Description          of period    expenses    recoveries    of period
------------------------------------------------------------------------------
Reserves deducted
from assets to
which they
apply:

Allowances for
possible losses
and discounts -
accounts
receivable:

Years Ended
December 31,:

1995:                $5,312       $8,908      $10,191       $4,029

1994:                $3,379       $7,649      $5,716        $5,312

1993:                $4,099       $11,795     $12,515       $3,379



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in Thousands Except per Share Amounts)

Year Ended December 31, 1995 versus 1994

Net sales for 1995 were $119,340, an increase of 22% over net sales of $97,729 in 1994. The increase stems primarily from acquisitions made in the third and fourth quarters of 1994, as well as market penetration in the Company's kitchen tool product line. Revenue increases resulting from acquisitions represent approximately $14,660 or 15% of the growth in total sales. The sales increase in the kitchen tool product line was driven primarily by volume with modest price increases also a contributing factor. Gross profit increased from $35,010 in 1994 to $40,312 in 1995 as a result of increased sales volume. As a percentage of net sales, gross profit decreased 2% from 1994. Gross profit percentage was adversely affected by an increased cost of aluminum, an unfavorable change in sales mix as well as inventory balancing that resulted in adjustments to inventory and cost of sales. Selling, general and administrative expenses increased to $33,232 from $28,373 in 1994. As a percentage of sales, selling, general and administrative expenses decreased from 29.0% in 1994 to 27.8% in 1995. Of the gross dollar increase, approximately $3,500 was directly attributable to 1994 acquisitions. In addition, significant personnel changes were made in 1995 resulting in approximately $450 of increased severance and employment costs. Increases in contractual incentive payments to the former owners of the kitchen tool product line and royalty payments related to the design of the kitchen tool product line driven by increased sales accounted for $516 of the increase. A restructuring of distribution activities and the move of a manufacturing facility resulted in an increase of $269. The decrease as a percentage of sales is a result of increased sales activity covering fixed selling, general and administrative costs.

Operating income for 1995 was $7,080, representing a $443 increase over operating income of $6,637 in the prior year. Interest expense increased from $1,699 in 1994 to $3,115 in 1995. Increased debt related to the 1994 acquisitions and working capital needs to support improved customer service were primarily responsible for the increases in interest expense. Net income for the year was $2,286 as compared to $2,750 in 1994; related earnings per share dropped from $0.80 in 1994 to $0.61 in 1995. Earnings per share were calculated on 3,769 weighted average shares as compared to 3,440 for 1994, reflecting additional shares issued in connection with the 1994 acquisition activity.

Year Ended December 31, 1994 versus 1993

Net sales for 1994 were $97,729, an increase of 10% when compared to net sales of $88,529 for 1993. Sales increased as a result of growth in the Company's kitchen tool and retail outlet store businesses and as a result of acquisitions.

The increase in total net sales tied to acquisitions was $7,274. Of the remaining increase, the spread between the kitchen tool and retail outlet store businesses varied little. These increases were driven primarily by volume with slight increases in price. While the dollar amount of gross profit increased modestly, gross profit margins declined, reflecting competitive pricing pressures and increased raw material costs. Selling, general and administrative expense increased slightly. Increased costs related to the higher sales volume and a partial year's amortization of goodwill (related to the purchases of the assets of Walter Absil Company Limited, Olfa Products Corp. and National Housewares, Inc.) were offset by reduced general and administrative costs. Included in operating expense were additions of $391 to bad debt reserves to cover customer bankruptcies during the year and $153 (exclusive of amounts for which recovery from third parties is expected) to the reserve provisions for environmental remediation. The increase in environmental remediation estimates was a result of updated communications from environmental authorities.

Net income was $2,750 or $0.80 per share in 1994 compared to $3,036 or $0.91 per share in 1993. The effective tax rate applied to pre-tax income increased to 44% in 1994, compared to 41% in 1993. The effective tax rate increase was attributable to provision for potential assessments with regard to ongoing review by the Internal Revenue Service of years 1991-1993.

Seasonality

Sales are higher in the second half of the year (and highest in the fourth quarter) due to the seasonality of housewares retail sales.

Capital Resources and Liquidity

Inventories increased from $20,841 in 1994 to $26,867 in 1995. The increase was due to Company-wide goals of improving customer service coupled with a soft retail holiday buying season that resulted in below forecast sales in the fourth quarter of 1995. Inventories increased from $11,765 in 1993 to $20,841 in 1994.

Of this increase, $5,292 was directly attributable to acquisitions. The remaining increase was a result of aggressive sales plans for 1995 that required an increase in inventory levels.

On November 30, 1994, the Company completed a financing package consisting of a $30,000 three-year bank loan agreement and the private placement of $20,000 of 8.41% Senior Notes. Proceeds from the new financing package were used to refinance existing bank loans incurred to support working capital requirements and for acquisitions. As a result of the new financing, the Company believes that it has sufficient liquidity to fund existing operations and to continue to make acquisitions.

Substantially all of the expenditures made by the Company to comply with environmental regulations were for the remediation of previously contaminated sites. The Company has established a reserve to cover such expenses (see Note 11 to the Consolidated Financial Statements). In addition to the amounts provided for in the reserve, the Company may be required to make certain additional capital expenditures which, in aggregate, are not expected to be material.

Subsequent to the completion of the remediation contemplated in setting the reserve, the Company believes that the ongoing costs of compliance with environmental regulation, including the cost of monitoring, pollution abatement and disposal of hazardous materials, will not be material.

On January 4, 1996, the Company announced its intention to exit its cast iron and cast aluminum cookware businesses during the first half of 1996. The proceeds from such disposition and the concomitant reduction in ongoing working capital requirements will result in a reduction of debt outstanding and improved liquidity.


Effect of Inflation

For the year ended December 31, 1995, price increases in certain commodities used by the Company (e.g., aluminum ingot (44%), steel (5%) and packaging materials (10%)) had an adverse effect on the operations of the Company. The impact of the aluminum ingot increase adversely impacted operating income by approximately $800. For the years ended December 31, 1993 and 1994, there were no significant effects related to price increases.


Effect of New Accounting Principles

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed of," establishes the financial accounting and reporting standards for the recognition of impairments to long lived assets. The implementation of this statement, which will be required in 1996, is not expected to have a material effect on the Company's consolidated financial position or cash flow.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," establishes a fair-value based method of accounting for stock options and other equity instruments. The Company has not identified the financial reporting effect of the implementation of this statement, which will be required in 1996.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements

Financial Statements:

Report of Independent Accountants

Consolidated Statement of Income for the three years ended December 31, 1995

Consolidated Statement of Changes in Stockholders'
Equity for the three years ended December 31, 1995

Consolidated Balance Sheet at December 31, 1995 and
1994

Consolidated Statement of Cash Flows for the three years ended December 31, 1995

Notes to Consolidated Financial Statements


Quarterly Financial Information

Financial Statement Schedule:

For the three years ended December 31, 1995
VII - Valuation and Qualifying Accounts


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


REPORT OF INDEPENDENT ACCOUNTANTS

Price Waterhouse LLP

To the Board of Directors and Stockholders of General Housewares Corp.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of General Housewares Corp., and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
Indianapolis, Indiana
February 2, 1996


CONSOLIDATED STATEMENT OF INCOME


For the year ended December 31,    1995           1994           1993
(in thousands except per share amounts)


Net sales                          $119,340       $97,729        $88,529
Cost of goods sold                 79,028         62,719         53,875
Gross profit                       40,312         35,010         34,654
Selling, general and
administrative expenses            33,232         28,373         28,239
Operating income                   7,080          6,637          6,415
Interest expense, net              3,115          1,699          1,299
Income before income taxes         3,965          4,938          5,116
Income taxes                       1,679          2,188          2,080
Net income                         $2,286         $2,750         $3,036
Earnings per common share,
  primary and fully diluted:       $0.61          $0.80          $0.91

See notes to consolidated financial statements.



CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    Common    Common    Capital   Cumulative
Balances            Stock     Stock     Excess of Translation
(in thousands)      Shares    Amount    Par Value Adjustment
------------------------------------------------------------------------------
December 31, 1992   3,531     1,177     17,357    -
Restricted Stock
activity            -         -         49        -
Shares issued upon
exercise of options 30        10        254       -
Shares issued for
employee stock
purchase plan       6         2         91        -
Tax benefit from
exercise of stock
options             -         -         283       -
Minimum pension
  liability         -         -         -         -
Dividends           -         -         -         -
Net Income          -         -         -         -
------------------------------------------------------------------------------
December 31,
1993                3,567     1,189     18,034    -
Restricted Stock


activity            (23)      (5)       82        -
Shares issued upon
exercise
of options          16        5         141       -
Shares issued for
employee stock
purchase plan       7         2         70        -
Tax benefit from
exercise of stock
options             -         -         14        -
Shares issued for
acquisition         400       133       4,367     -
Translation
adjustments         -         -         -         (215)
Minimum pension
liability           -         -         -         -
Dividends           -         -         -         -
Net Income          -         -         -         -
------------------------------------------------------------------------------
December 31, 1994   3,967     1,324     22,708    (215)
Restricted Stock
activity            11        4         72        -
Shares issued upon
exercise of options 21        7         205       -
Shares issued for
employee stock
purchase plan       4         1         67        -
Shares issued to
treasury            34        11        422       -
Tax benefit from
exercise of stock
options             -         -         54        -
Translation
adjustments         -         -         -         176
Minimum pension
liability           -         -         -         -
Dividends           -         -         -         -
Net Income          -         -         -         -
------------------------------------------------------------------------------
December 31, 1995   4,037     1,347     23,528    ( 39)


                                        Minimum
                    Retained  Treasury  Pension
                    Earnings  Stock     Liability Total
------------------------------------------------------------------------------
December 31, 1992   $26,377   ($3,215)  $-        $41,696
Restricted Stock
activity            -         (1)       -         48
Shares issued upon
exercise of options -         -         -         264
Shares issued for
employee stock
purchase plan       -         -         -         93
Tax benefit from
exercise of stock
options             -         -         -         283


Minimum pension
liability           -         -         (446)     (446)
Dividends           (1,045)   -         -         (1,045)
Net Income          3,036     -         -         3,036
------------------------------------------------------------------------------
December 31, 1993   28,368    (3,216)   (446)     43,929
Restricted Stock
activity            -         -         -         77
Shares issued upon
exercise of options -         -         -         146
Shares issued for
employee stock
purchase plan       -         -         -         72
Tax benefit from
exercise of stock
options             -         -         -         14
Shares issued for
acquisition         -         -         -         4,500
Translation
adjustments
Minimum pension     -         -         -         (215)
liability           -         -         71        71
Dividends           (1,089)   -         -         (1,089)
Net Income          2,750     -         -         2,750
------------------------------------------------------------------------------
December 31, 1994   30,029    (3,216)   (375)     50,255
Restricted Stock
activity            -         -         -         76
Shares issued upon
exercise of options -         -         -         212
Shares issued for
employee stock
purchase plan       -         -         -         68
Shares issued to
treasury            -         (433)     -         -
Tax benefit from
exercise of stock
options             -         -         -        54
Translation
adjustments         -         -         -        176
Minimum pension
liability           -         -         (83)     (83)
Dividends           (1,196)   -         -        (1,196)
Net Income          2,286     -         -        2,286
------------------------------------------------------------------------------
December 31, 1995   $31,119   ($3,649)  ($458)   $51,848

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEET

December 31,                  1995      1994
(in thousands)


ASSETS
Current assets:
Cash and cash equivalents     $  3,414  $ 2,993
Accounts receivable, less
allowances of $4,029
($5,312 in 1994)              16,152    16,854
Inventories                   26,867    20,841
Deferred tax assets           2,743     2,184
Other current assets          661       905
                              --------  -------
Total current assets          49,837    43,777
Property, plant and
equipment, net                14,613    13,001
Other assets                  7,565     7,455
Patents and other intangible
assets                        3,830     4,294
Cost in excess of net assets
acquired                      28,765    29,831
                              --------  -------
                              $104,610  $98,358

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term debt               $ 12,000  $-
Current maturities of
long-term debt                2,163     1,122
Deferred payment obligation   -         2,382
Accounts payable              3,579     3,544
Salaries, wages and related
benefits                      2,487     2,525
Accrued liabilities           1,957     2,729
Income taxes payable          1,312     1,141
                              --------  -------
Total current liabilities     23,498    13,443
Long-term debt                25,038    30,809
Deferred liabilities          4,226     3,851
Commitments and contingent
liabilities
(Note 11)
Stockholders' Equity:
Preferred stock - $1.00 par value:
Authorized - 1,000,000 shares
Common stock - $.33-1/3 par value:
Authorized - 10,000,000 shares
Outstanding - 1995 - 4,036,334
and 1994 - 3,966,705 shares   1,347     1,324
Capital in excess of par
value                         23,528    22,708
Treasury stock at cost -
1995 - 277,760
and 1994 - 243,760 shares     (3,649)   (3,216)
Retained earnings             31,119    30,029


Cumulative translation
adjustment                    (39)      (215)
Minimum pension liability     (458)     (375)
                              --------- --------
Total stockholders' equity    51,848    50,255
                              --------- --------
                              $104,610  $98,358

See notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CASH FLOWS

For the year ended December 31,    1995      1994      1993
(in thousands)
Cash flows from operating activities:


Net income                         $2,286    $2,750    $3,036
Adjustments to reconcile net
income to net cash provided by
operating activities -
Depreciation and amortization      4,486     3,623     3,240
Foreign exchange loss (gain)       85        (95)      -
Compensation related to stock
awards                             77        76        48
Increase in deferred tax assets    (452)     (546)     (333)
(Increase) decrease in operating
assets:
Accounts receivable                713       (2,636)    1,177
Inventory                          (5,985)   (2,761)    755
Other assets                       34        (482)      (719)
Increase (decrease) in operating
liabilities:
Accounts payable                   (1,094)   1,585      (993)
Salaries, wages and related
benefits, accrued and deferred
liabilities                        542       109        1,687
Income taxes payable               171       408        187
Net cash provided by               -------   ------     ------
operating activities               863       2,031      8,085

Cash flows used for investing activities:

Additions to property, plant and
equipment, net                     (4,345)   (2,545)    (2,823)
Payment for acquisitions           -         (8,643)    (609)
Net cash used for investing        -------   --------   -------
activities                         (4,345)   (11,188)   (3,432)

Cash flows from financing activities:

Collection of notes receivable     -         1,018      242
Long-term debt (repayment)
borrowings                         4,803     (8,783)    (3,488)
Issuance of senior notes           -         20,000     -
Proceeds from stock options
and employee stock purchases       280       219        357

Dividends paid                     (1,196)   (1,089)    (1,045)
Net cash provided by (used for)    ------    ------     ------
financing activities               3,887     11,365     (3,934)
Net increase in cash and
cash equivalents                   405       2,208      719
Cash and cash equivalents at
beginning of year                  2,993     785        66
Effect of exchange rate on cash    16        -          -
                                   ------    ------    ------
Cash and cash equivalents at
end of year                        $3,414    $2,993    $785

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share amounts)


1.  Nature of Operations

The Company manufactures and markets consumer durable goods with principal lines of business consisting of housewares (cookware, cutlery and kitchen tools) and precision cutting tools. In addition, the Company sells products through a chain of manufacturer's retail outlet stores. The majority of the Company's sales are derived from the cookware and cutlery lines, with these two lines approximately equal in size. Substantially all of the remaining sales are in the kitchen tool and precision cutting tool lines which are approximately equal in size.

2.  Accounting Policies

Principles of Consolidation - The Consolidated Financial Statements include the accounts of General Housewares Corp. and its subsidiaries, all of which are wholly-owned.

Inventories - Inventories are stated at the lower of cost or market and at December 31 were comprised of the following:

                    1995      1994


Raw Materials       $4,635    $4,293
Work in Process     2,884     2,292
Finished Goods      21,417    16,064
                    -------   -------
                    28,936    22,649
LIFO Reserve        (2,069)   (1,808)
                    -------   -------
                    $26,867   $20,841

Cost, at December 31, 1995, is determined on a last-in, first-out (LIFO) basis for approximately 74% (80% at December 31, 1994) of the Company's inventories.
The remaining inventories are determined on a first-in, first-out (FIFO) basis. During 1993, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 1993 purchases, the effect of which decreased cost of goods sold by approximately $285 and increased net income by approximately $170. There were no significant liquidations in 1994 or 1995.

Property, Plant and Equipment - Property, plant and equipment is recorded at cost and depreciated using the straight-line method on useful lives of 20 to 45 years for buildings and 3 to 15 years for machinery and equipment.

Property, Plant and Equipment is as follows:

                              1995      1994

Land                          $684      $674
Buildings                     4,378     4,245
Machinery and Equipment       30,795    28,129
                              -------   -------
                              35,857    33,048
Less Depreciation             21,244    20,047
                              -------   -------
                              $14,613   $13,001


Other Current Assets - Included in other current assets is a receivable related to an anticipated recovery of $150 ($400 in 1994) of estimated environmental costs (See Note 11) and other miscellaneous receivables and prepaid expenses.

Other Assets - Included in other assets are three manufacturing facilities (Land and Buildings - cost of $5,857 with accumulated depreciation of $1,546) that the Company no longer operates. The Company sold one of these facilities in January 1996 (see Note 13). The other two facilities are currently being leased to unaffiliated third parties under non-cancelable leases. Income generated by these leases is not significant to the consolidated operations of the Company. Each of these facilities is being depreciated over its estimated useful life using the straight-line method. Other assets also include prepaid pension expense.

Intangible Assets - The cost in excess of net assets acquired is amortized using the straight-line method over periods ranging from 10 to 40 years.
Other intangible assets arising from acquisitions are included in patents and other intangible assets and are amortized using the straight-line method over periods of 5 to 15 years. Amortization of intangible assets was approximately $1,793 in 1995 ($1,179 in 1994 and $1,008 in 1993) and accumulated amortization was $6,561 and $4,768 at December 31, 1995 and 1994, respectively. The Company assesses the recoverability of costs in excess of net assets acquired based on undiscounted future cash flows. No write-downs to such costs were incurred for the periods ended December 31, 1995, 1994 or 1993. At December 31, 1995 and 1994, the Company recognized an intangible asset related to the recording of a minimum pension liability in accordance with Statement of Financial Accounting Standards No. 87.

Advertising - The Company participates in cooperative advertising programs with certain customers. Advertising expense related to the programs is matched with associated revenues and was $3,675, $5,366, and $5,245 for the periods ended December 31, 1995, 1994 and 1993, respectively.

Deferred Liabilities - Deferred liabilities include a minimum pension liability, deferred income taxes and deferred compensation.

Earnings per Share - Earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

Sales to Significant Customers - During 1995 and 1994, the Company had gross sales to a single customer of $12,980 and $13,278, respectively, which represented approximately 10% and 13% of total sales for 1995 and 1994, respectively.

Accounts Receivable - Substantially all accounts receivable are uncollateralized and arise from sales to the retail industry. Accounts receivable allowances include reserves for doubtful accounts, returns, adjustments and cooperative advertising allowances to customers.

Reclassification - Certain 1994 and 1993 amounts have been reclassified to conform with the 1995 presentation.

Cash Equivalents - The Company considers all highly liquid temporary cash investments with low interest rate risk to be cash equivalents. Temporary cash investments are stated at cost, which approximates market value.

Currency Translation - The net assets of foreign operations are translated into U.S. dollars using year-end exchange rates. Revenue and expenses are translated at average exchange rates during the reporting period.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-Lived Assets - FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," is applicable for financial statements for fiscal years beginning after December 15, 1995. The Company does not expect the standard to have a significant impact on its 1996 financial statements.

Stock Based Compensation - FAS No. 123, "Accounting for Stock Based Compensation," is applicable for financial statements for fiscal years beginning after December 15, 1995. The standard establishes a fair value based method of accounting for stock options and other equity instruments with such fair value recognized in the income statement or disclosed in the footnotes to the financial statements. The Company has not selected the accounting treatment to be used, as defined by FAS No. 123, and therefore is not in a position to identify the possible related financial statement impact.


3.  Acquisitions

Effective October 1, 1994, the Company purchased the assets of Walter Absil Company Limited and Olfa Products Corp. (collectively referred to as "Olfa Products Group"). The Olfa Products Group is the exclusive distributor, for the United States and Canada, of precision cutting tools and accessories manufactured by Olfa Corporation of Osaka, Japan. Assets acquired included accounts receivable, inventories and equipment.

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

The acquisition was accounted for as a purchase and the net assets and results of operations are included in the Company's Consolidated Financial Statements beginning October 1, 1994. The purchase price was allocated to the assets acquired and liabilities assumed of the Olfa Products Group based on their estimated respective fair values. Cost in excess of net assets acquired was $6,349 and is being amortized over 20 years.

In connection with the issuance of restricted common stock related to the acquisition of Olfa Products Group, the Company has agreed, under certain circumstances, to make payments of up to $600 to the former owners upon sale of the restricted common stock. In addition, the Company has agreed to make payments of up to approximately $3,565 to the management of the Olfa Products Group based upon the achievement of a specific aggregate financial target for the three-year period ending December 31, 1997.

Effective September 1, 1994, the Company purchased the assets of Normandy, the enamel on steel cookware business of National Housewares, Inc., for a cash consideration of $1,800 and deferred payments equal to $3,767 plus an incentive payment of $382 based upon operational performance for the remainder of 1994. The cash payment was equivalent to the fair market value of the inventories acquired. Cost in excess of net assets acquired was $4,149 and is being amortized over 10 years.

The following unaudited pro forma information combines the consolidated results of operations of the Company, the Olfa Products Group and Normandy as if the acquisitions had occurred at the beginning of 1994 and 1993. The pro forma information is not necessarily indicative of the results of operations which would have actually occurred during such periods.

(Unaudited)

                      1994      1993


Net sales             $114,184  $110,057
Income before taxes   5,831     6,971
Net income            3,277     4,137
Earnings per average
common share          $0.88     $1.11


4.  Debt

Long-term and short-term debt includes the following:

December 31,                       1995      1994

Bank Credit Agreement              $12,000   $3,000
8.41% senior notes


payable in equal annual
installments commencing
1998 through 2004                  20,000    20,000
12% subordinated note
payable in equal annual
installments commencing
1996 through 2000                  4,368     5,000
Deferred payment obligation
due in quarterly installments
of $125 from January, 1995
through September, 1998
(discounted at 6%)                 1,363     1,793
6% subordinated notes
payable in equal annual
installments in Canadian dollars
commencing 1995 through
1997                               1,470     2,138
                                   -------   -------
                                   39,201    31,931
Less current maturities
  and short-term debt              14,163    1,122
                                   -------   -------
Long-term debt                     $25,038   $30,809


At December 31, 1995 and 1994, all of the Company's debt outstanding was unsecured.

The bank debt outstanding at December 31, 1995, relates to a Credit Agreement with two banks with an aggregate commitment of $30,000 of which $5,000 is reserved for letters of credit at December 31, 1995. The commitment will expire on November 30, 1997, but may be renewed, under certain circumstances, for two additional one-year periods. Amounts outstanding under such Credit Agreement are classified as short-term debt as of December 31, 1995, as the Company intends to repay such outstanding amounts from current working capital and the proceeds from the sale of assets disclosed in Note 13. Drawings under the Credit Agreement are priced based on the banks' Prime or LIBOR with spreads calculated on an incentive formula. At December 31, 1995, the Company could borrow under the Credit Agreement at Prime or LIBOR + 1%. The interest rates on outstanding amounts on December 31, 1995, range from 6.93% to 8.75%.
Commitment fees of .25% of the unused balance on the line of credit are included in interest expense. In addition, during 1994, the Company sold $20,000 of 8.41% Senior Notes payable to a group of institutional investors.

Terms of the Credit Agreement and the Senior Notes require, among other things, that the Company maintain certain minimum financial ratios. In addition, the agreements provide for limits on dividends, certain investments and lease commitments.

The 12% subordinated note payable is due the estate of the former principal owner of Chicago Cutlery, Inc., a wholly-owned subsidiary of the Company. The estate is a significant stockholder of the Company. The principal balance of the note was reduced by $632 in 1995 as an offset to payments made with regard to the environmental remediation program discussed in Note 11.

The deferred payment obligation was incurred in connection with the acquisition of the assets of the Normandy enamel on steel cookware business of National Housewares, Inc. In addition to the obligation listed in the above table, the Company had additional obligations related to the transaction of $2,382, all of which were paid in January, 1995.

Terms of the Deferred Payment Obligation and all of the Subordinated Notes provide for the right of offset upon the occurrence of certain events.

Aggregate principal payments for the five years subsequent to December 31, 1995, are as follows:


     1996                  $14,163
     1997                  2,196
     1998                  4,956
     1999                  4,592
     2000 and thereafter   13,294



Cash paid during 1995 for interest, net of cash received, was $2,798 (1994 - $1,614; 1993 - $1,361). Of this amount, $562, $450 and $615 consisted of amounts paid related parties in 1995, 1994 and 1993, respectively.

As of January 1, 1996, the Company was not in compliance with one of the covenants in the Bank Credit Agreement. This non-compliance has been waived through March 31, 1996. Based on the disposition of assets discussed in Note 13 and the Company's current operating performance, it is likely that the Company will not be in compliance with certain covenants contained in the Bank Credit Agreement at the end of the first quarter of 1996. Management intends to seek waivers for any such non-compliance at such time as the impact of the disposition of assets becomes determinable. The Company believes that such waivers will be obtained.


5.  Common Stock and Rights

Common stock reserved at December 31, 1995, included 303,770 shares reserved for outstanding stock options.

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


6.  Stock Plans

The Company maintains a stock plan for key employees which provides for the granting of options or awards of restricted stock until January 31, 2003. A summary of transactions under the plan follows:




                               Restricted          Stock
                               Stock               Options


Outstanding December 31, 1992  45,400              216,669
Granted during 1993            -                   68,000
Canceled during 1993           (3,400)             (1,335)
Released or exercised
during 1993                    (4,000)             (29,596)
Outstanding December 31, 1993  38,000              253,738
Granted during 1994            10,500              5,000
Canceled during 1994           (34,000)            (11,035)
Released or exercised
during 1994                    (4,000)             (16,299)
Outstanding December 31, 1994  10,500              231,404
Granted during 1995            10,500              106,000
Canceled during 1995           -                   (13,000)
Released or exercised
during 1995                    (3,500)             (20,634)
Outstanding December 31, 1995  17,500              303,770

Options granted under the plan provide for the issuance of common stock at not less than 100% of the fair market value on the date of grant. When options are exercised, proceeds received are credited to common stock and capital in excess of par value. Stock options were exercised at prices ranging from $7.125 to $13.750 in 1995. Options outstanding at December 31, 1995, were granted at prices ranging from $7.125 to $14.00 per share. Options for 179,069 shares were exercisable at December 31, 1995.

Restricted stock granted under the plan is subject to restrictions relating to earnings targets of the Company and/or continuous employment or other relationships.

On July 1, 1992, the Company introduced its Employee Stock Purchase Plan. The plan, administered by a Committee appointed by the Board of Directors, is intended to qualify as an "employee stock purchase plan" within the meaning of
Section 423 of the Internal Revenue Code. The Employee Stock Purchase Plan provides that shares of the Company's Common Stock will be purchased at the end of each calendar quarter with funds deducted from the payroll of eligible employees. Employees receive a bargain purchase price equivalent to 90% of the lower of the opening or closing stock price of each calendar quarter. Dividends paid to the Employee Stock Purchase Plan fund are reinvested in the fund to buy additional shares. At December 31, 1995, the balance in the plan consisted of 17,951 shares of General Housewares Corp. Common Stock (13,072 shares in 1994).

7.  Employee Benefit Plans

The Company sponsors four defined benefit pension plans which cover substantially all salaried and hourly employees. Pension benefit formulas are related to final average pay or fixed amount per year of service. It is the Company's policy to fund at least the minimum amounts required by applicable regulations.

Net periodic pension cost included the following components:


                                   1995      1994      1993


Service cost-benefits
earned during the period           $459      $458      $410
Interest cost on projected
benefit obligation                 1,226     1,166     1,079
Actual return on plan assets       (2,632)   (34)      (1,180)
Net amortization and deferral      1,561     (919)     168
                                   ------    ------    ------
Net periodic pension cost          $614      $671      $477




The funded status of the plans as of December 31 was as follows:


                          1995                        1994
                    Assets      Accumulated    Assets      Accumulated
                    Exceed      Benefits       Exceed      Benefits
                    Accumulated Exceed         Accumulated Exceed
                    Benefits    Assets         Benefits    Assets


Accumulated benefit obligation

  - vested          $14,193     $2,650         $12,315     $2,233
  - non vested      304         51             220         47
                    -------     ------         -------     ------
                    14,497      2,701          12,535      2,280

Effect of projected
salary increases    1,220       -              953         -
Projected benefits  -------     ------         -------     ------
obligation          15,717      2,701          13,488      2,280
Plan assets at
fair value          15,677      2,395          13,090      2,172
Plan assets less    -------     ------         -------     ------
than projected
benefits
obligation          (40)        (306)          (398)       (108)
Unrecognized net
transition (asset)
liability           (823)       95             (960)       111
Unrecognized net
loss from experience
differences         2,246       793            2,131       672
Unrecognized prior
service cost        814         311            920         336
Adjustment to
recognize minimum
liability           -           (1,199)        -           (1,119)
                    -------     ------         -------     ------


Prepaid (accrued)
pension cost
recognized in
balance sheet       $2,197      ($ 306)        $1,693      ($ 108)



In accordance with the provisions of Statement of Financial Accounting Standards No. 87 - "Employers' Accounting for Pensions," the Company has recorded an additional minimum liability at December 31, 1995 and 1994, representing the excess of the accumulated benefit obligation over the fair value of plan assets and prepaid pension asset. The minimum liability for plans with accumulated benefits in excess of assets of $1,199 at December 31, 1995, has been included in the Company's consolidated balance sheet as a deferred liability with an offset in other intangible assets and equity. In addition, a deferred tax asset of $336 has been recognized for the minimum liability charge to equity.

The actuarial present value of the projected benefit obligation at December 31, 1995 and 1994, was determined using a weighted average discount rate of 7.25% and 8.0%, respectively, and a rate of increase in future compensation levels of 4%. The weighted average expected long-term rate of return on assets was 9% at December 31, 1995 and 1994. As of December 31, 1995, approximately 32% (1994 - 59%) of the plan's assets were invested in fixed income funds.

In addition to the defined benefit plans described above, the Company also sponsors a 401(K) plan for all full-time employees. The Company matches a portion of each employee contribution. The Company's contribution expense was $316 in 1995 ($302 in 1994 and $335 in 1993).

The Company maintains a non-qualified, unfunded deferred compensation plan for certain key executives providing payments upon retirement. The present value of the deferred compensation is included in deferred liabilities.


8.  Income Taxes

The components of the provision for income taxes were as follows:

                              1995      1994      1993

Current income tax expense:
Federal                       $1,624    $2,382    $2,043
State                         251       352       370
Foreign                       219         -         -
                              ------    ------    ------
Total current income tax
expense                       2,094     2,734     2,413
Deferred income tax
expense (benefit):
Federal                       (389)     (546)     (333)
State                         (57)      -         -
Foreign                       31        -         -
Total income tax              ------    ------    ------
expense:                      $1,679    $2,188    $2,080


A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:


                            Percent of pre-tax income
                            1995      1994      1993


Federal statutory rate       34.0%    34.0%     34.0%
State income taxes, net
of federal income tax
benefit                      3.2      4.7       4.8
Amortization of excess
purchase price               5.0      4.0       3.9
Prior years accrual
adjustment                   -        1.4       (2.5)
Miscellaneous items          .2       .2        .5
                             ----     ----      ----
                             42.4%    44.3%     40.7%


Deferred tax assets (liabilities) are comprised of the following at December
31:


                              1995      1994


Gross deferred tax assets:
Accounts receivable
allowances                    $1,079    $849
Inventory reserves            487       -
Vacation                      240       210
Self-insurance                117       119
Environmental reserve         150       539
Other, miscellaneous          449       355
                              ------   -------
Gross deferred tax assets     $2,522    $2,072

Gross deferred tax liabilities:

Property, plant and equipment ($1,239)  ($1,296)
Pension                       (552)     (403)
Other current receivables     (56)      (136)
Other, miscellaneous          (250)     (264)
Gross deferred tax            --------  --------
  liabilities                 ($2,097)  ($2,099)
                              -------   --------
Net deferred tax assets
  (liabilities)               $425      ($27)


Cash paid for income taxes during 1995 was $318 (1994 - $1,659; 1993 -
$1,939).

The Company reached a settlement with the Internal Revenue Service in 1995 relating to the review of the Company's tax returns for the years ended December 31, 1991, 1992 and 1993. The settlement did not have a significant effect on the results of operations for the year ended December 31, 1995.

9.  Operating Leases

The Company leases warehouses, administrative offices, computer equipment and retail outlet store space. Certain of the retail store leases provide for contingent rental payments, generally based on the sales volume of the applicable retail unit. All leases in which the Company is engaged are classified as operating leases.

Future minimum annual lease payments under these operating leases, the majority of which have initial or remaining non-cancelable lease terms in excess of one year, were as follows at December 31, 1995:

     1996           $1,837
     1997           1,690
     1998           1,080
     1999           634
     2000           343
     Later Years    236

Certain leases require payments of real estate taxes, insurance, repairs and other charges. Total rental expense was $2,098 in 1995 (1994 - $1,455; 1993 - $1,106).


10. Fair Value of Financial Instruments

FAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of information about the fair value of certain financial instruments for which it is practical to estimate that value. The Company has performed fair value calculations on its financial instruments (principally debt obligations) and has determined that fair value approximates carrying value.


11. Commitments and Contingent Liabilities

The Company is currently involved in the review and evaluation, or remediation, of seven sites posing potential or identified environmental contamination problems. Based on information currently available, management's best estimate of probable remediation costs, recorded as a liability, is $403 at December 31, 1995 ($1,549 at December 31, 1994) which aggregate amount management believes will be paid out during the course of the next five years. Based on provisions in the stock purchase agreement related to the acquisition of Chicago Cutlery, Inc., the Company has recovered $932 through an offset to amounts owed to the holders of the 12% subordinated note (see Note 4) and based on the opinion of legal counsel, considers it probable that it will retain such amounts. Additional amounts are also expected to be recovered from the subordinated note holder as a result of environmental remediation activities at a Chicago Cutlery facility. The holders of the 12% subordinated note have not agreed to such offset. Within a range of reasonably possible environmental cleanup liabilities established on the basis of current information, the recorded liability represents approximately 68% of the currently estimable maximum loss that has been identified by the Company and its environmental advisors. While neither the timing nor the amount of the ultimate costs associated with environmental matters can be accurately determined, management does not expect that these matters will have a material effect on the Company's consolidated financial position and cash flow.

12.  Segment Information

The Company's principal business involves the manufacture and marketing of consumer durable goods. These operations are classified into two reportable segments:

Housewares - Included in this segment are the Company's cookware, cutlery and kitchen tool products, as well as a chain of manufacturer's retail outlet stores with sales derived primarily from these products. These products are used primarily in commercial and residential food preparation and are distributed primarily through mass merchandisers, department stores and specialty shops.

Precision Cutting Tools - Included in this segment is the Company's Olfa Products Group. Products in this segment are designed and marketed for diverse commercial and residential use including hobby, craft, sewing and construction. The goods are sold both directly and through distributors, primarily to hardware stores and sewing/hobby/craft stores.


Financial information by reportable segments is as follows:

                                             Precision
                              Housewares     Cutting Tools
-----------------------------------------------------------------------------
1995
Net sales                     $103,370       $15,970
Operating income              5,606          1,474
Identifiable assets           97,254         7,285
Depreciation and
amortization                  4,135          351
Capital expenditures          4,325          20
------------------------------------------------------------------------------
1994
Net sales                     $93,973        $3,756
Operating income              6,613          24
Identifiable assets           93,314         5,044
Depreciation and
amortization                  3,530          93
Capital expenditures          2,545          -
------------------------------------------------------------------------------
1993
Net sales                     $88,529        $-
Operating income              6,415          -
Identifiable assets           72,017         -
Depreciation and
amortization                  3,240          -
Capital expenditures          2,823          -
------------------------------------------------------------------------------


The Precision Cutting Tools segment was added in October of 1994 as a result of an acquisition of assets. As such, 1994 results for this segment represent only three months of activity.

During 1995, the Housewares segment had gross sales to one customer of $12,577, which represents approximately 11% of total Housewares segment gross sales for 1995. During 1994 and 1993, the Company had gross sales to that same customer of $13,046 and $11,130, representing 14% and 13% of total Housewares segment gross sales.


13.  Subsequent Events

On January 4, 1996, the Company announced its intention to exit its cast iron and cast aluminum cookware businesses during the first half of 1996. The Company is in discussions with buyers interested in acquiring the associated product lines and possibly the related manufacturing facility located in Sidney, Ohio. A charge related to this transaction and other restructuring efforts, including the closure of certain of the Company's retail outlet stores, will be recorded in 1996. At this time, the Company is unable to determine the financial statement impact related to these transactions that will be recorded in 1996.

On January 17, 1996, the Company sold a non-operating facility located in Hyannis, Massachusetts. The Company received cash consideration of $1,300 for the facility, which represented an amount slightly above net book value. The book gain and related tax liability will be reflected in first quarter 1996 financial statements.


QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes the 1995 and 1994 unaudited interim financial information:
(in thousands of dollars except per share amounts - reclassifications have been made to conform with income statement presentation for the periods ended December 31, 1995 and 1994)


Quarter Ended       Dec. 31,  Sep. 30,  June 30,  Mar. 31,
                    1995      1995      1995      1995


Net sales           $36,467   $30,630   $24,882   $27,361
Gross profit        11,715    10,006    8,898     9,693
Net income          1,342     605       127       212
Earnings per
common share:
Net income          $0.36     $0.16     $0.03     $0.06
Earnings per
common share assuming
full dilution:
Net income          $0.36     $0.16     $0.03     $0.06
Dividends per common
share               $0.08     $0.08     $0.08     $0.08
Market price range:
High                11-5/8    14        14        16-3/8
Low                 8-1/2     10-7/8    11-3/8    11-1/4



Quarter Ended       Dec. 31,  Sep. 30,  June 30,  Mar. 31,
                    1994      1994      1994      1994

Net sales           $34,728   $26,298   $18,173   $18,530
Gross profit        12,387    9,487     6,301     6,835
Net income          1,515     1,034     108       93
Earnings per
common share:
Net income          $0.43     $0.31     $0.03     $0.03
Earnings per
common share assuming
full dilution:
Net income          $0.43     $0.31     $0.03     $0.03
Dividends per common
share               $0.08     $0.08     $0.08     $0.08
Market price range:
High                16-3/8    12-5/8    14-1/4    15-1/4
Low                 12-3/8    9-3/4     11        12-7/8



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with the Company's independent accountants on accounting and financial disclosure.

PART III

The information required by Part III, Items 10, 11, 12 and 13 with respect to the directors and executive officers of the Company has been omitted because this information appears on pages 1 to 9 of the Company's definitive proxy statement which the Company expects to file with the Securities and Exchange Commission on or prior to March 31, 1996, and which is incorporated herein by reference, except with respect to the identification and business experience of executive officers required by Item 10, which is set forth under the caption "Executive Officers of the Company" in Part I of this Report. The Report of the Compensation Committee and the Performance Graph, which begin on page 9 and on page 12, respectively, of the Company's definitive proxy statement, are not incorporated by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a)    1.   Financial Statements - See item 8 - index to financial
                      statements.

          (a)    2.   Financial Statement Schedule - See item 8 - index to
                      financial statements.

          (a)    3.   Exhibits

          3.     (i)  Restated Certificate of Incorporation, filed May 7, 1987
                      (filed as Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference).

                 (ii) By-laws as amended February 7, 1995 (filed as Exhibit 3.
                      (i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

          5. Rights Agreement dated as of February 22, 1989 (filed with the Securities and Exchange Commission as an Exhibit to a Registration Statement on Form 8-A, and incorporated herein by reference).

          10.         Material Contracts

          10.1 Note Purchase Agreement, dated November 30, 1994 among the Company and certain institutional investors (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

          10.2 Credit Agreement, dated November 30, 1994, between the Company and Harris Trust and Savings Bank as agent, and The First National Bank of Chicago (filed as Exhibit
                      10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

          *10b. Employment and Consulting Agreement, dated July 1, 1990, between the Company and John H. Muller, Jr. (filed as
                      Exhibit 10b to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

          *10c. Compensation Agreement, dated August 7, 1987, between the Company and Paul A. Saxton relating to retirement and termination agreements (filed as Exhibit 10c to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).

          *10e. Employment Agreement, dated April 12, 1990, between the Company and Robert L. Gray, relating, among other matters, to termination arrangements (filed as Exhibit 10e to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference).



          *10f. The Company's Severance Compensation Plan, as amended and restated August 6, 1985, in which all of the named executive officers participate, and form of designation of participation (filed as Exhibit 10f to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

          *10g. Employment Agreement, dated March 20, 1995, between the Company and John C. Blackwell, relating, among other matters, to retirement and termination agreements.

          *10h. Employment Agreement, dated July 3, 1995, between the Company and Gordon H. Brown, relating, among other matters, to retirement and termination agreements.

          *10i. Employment Agreement, dated November 11, 1995, between the Company and Ray J. Kulla, relating, among other things, to retirement and termination agreements.

          11.         Computation of primary earnings per share.

          21.         Subsidiaries of the registrant.

          23. Consent of Price Waterhouse, independent accountants, to the incorporation by reference constituting part of Registration Statements on Form S-8 (Nos. 33-33328, 2-77798 and 33-48336) of their report dated February 2, 1996.

          99. Audited financial statements of the Company's Employee Stock Purchase Plan.

* Represents a contract, plan or arrangement pursuant to which compensation or benefits are provided to certain Executive Officers or Directors of the Company.

           (b)        Reports on Form 8-K

No reports on Form 8-K were filed during the period ended December 31, 1995.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


          GENERAL HOUSEWARES CORP.

By        /s/ Robert L. Gray                             3/18/96
          Robert L. Gray                                 Date
          Vice President, Finance and Treasurer
          Principal Financial Officer


By        /s/ Mark S. Scales                              3/18/96
          Mark S. Scales                                  Date
          Controller
          Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          /s/ Paul A. Saxton                               3/18/96
          Paul A. Saxton                                   Date
          Chairman of the Board
          President and Chief Executive Officer


          /s/ Charles E. Bradley                           3/18/96
          Charles E. Bradley - Director                    Date


          /s/ John S. Crowley                              3/18/96
          John S. Crowley - Director                       Date


          /s/ Thomas L. Francis                            3/18/96
          Thomas L. Francis - Director                     Date


          /s/ Joseph Hinsey IV                             3/18/96
          Joseph Hinsey IV - Director                      Date


          /s/ Ann Manix                                    3/18/96
          Ann Manix  - Director                            Date


          /s/ John H. Muller, Jr.                          3/18/96
          John H. Muller, Jr. - Director                   Date


          /s/ Phillip A. Ranney                            3/18/96
          Phillip A. Ranney - Director                     Date



INDEX TO EXHIBITS

Exhibit No.


          10g.      Employment Agreement

          10h.      Employment Agreement

          10i.      Employment Agreement

          11.       Computation of primary earnings per share

          21.       Subsidiaries of the registrant

          23.       Consent of Price Waterhouse

          27.       Financial Data Schedule

          99.       Financial statements of the Company's
                    Employee Stock Purchase Plan