Form 10-K/A
period 1995-12-31
GENERAL HOUSEWARES CORP
filed 1996-03-20
CIK 40643

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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


PRICE WATERHOUSE LLP
Indianapolis, Indiana
February 2, 1996


REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of General Housewares Corp.

Our audits of the consolidated financial statements referred to in our report dated February 2, 1996 appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


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