Form 10-Q
period 1996-03-31
GENERAL HOUSEWARES CORP
filed 1996-05-16
CIK 40643

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996

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

Yes  X      No

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

Class of Common Stock    Outstanding at May 14, 1996

$.33-1/3 Par Value       4,037,440


PART I FINANCIAL INFORMATION
GENERAL HOUSEWARES CORP. & SUBSIDIARIES
(Dollars in thousands except per share amounts)

Consolidated Condensed Statement of Income and Retained Earnings
(Unaudited)


                                        For the three months
                                           ended March 31,
                                        1996           1995

Net Sales                               $24,602        $27,361
Cost of goods sold                       16,963         17,668
                                        -------        -------
Gross profit                              7,639          9,693
Selling, general and administrative
  expenses                               10,747          8,677
                                        -------        -------
Operating income (loss)                  (3,108)         1,016
Interest Expense, net                       672            656
                                        -------        -------
Income (loss) from operations before
  income taxes                           (3,780)           360
Income taxes                             (1,551)           148
                                        -------        -------
Net income (loss) for the period         (2,229)           212

Retained earnings, beginning of period   31,119         30,029

Less: Dividends ($.08 per common share in
  1996 and 1995)                            300            299
                                        -------        -------
Retained earnings, end of period        $28,590        $29,942
                                        =======        =======
Earnings per common share:
  Net income (loss)                      ($0.59)         $0.06
                                        =======        =======

See notes to consolidated condensed financial statement.




CONSOLIDATED CONDENSED BALANCE SHEET

                                             As of
                                   March 31,      December 31,
                                   1996           1995
                                   (Unaudited)
                                   -----------    -----------
ASSETS

Current assets:
Cash                               $    25        $  3,414
Accounts receivable, less allowances of
  $3,301 ($4,029 in 1995)           14,807          16,152
Inventories                         20,643          26,867
Deferred tax asset                   2,705           2,743
Other current assets                   311             661
Income taxes refundable              1,358               -
                                   -----------    ----------
     Total current assets           39,849          49,837

Property, plant and equipment, net  13,066          14,613
Other assets                         6,074           7,565
Assets held for sale                 4,358               -
Patents and other intangible
  assets                             3,724           3,830
Cost in excess of net assets
  acquired                          28,412          28,765
                                   -----------    ----------
                                   $95,483        $104,610
                                   ===========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short term debt and notes payable  $ 4,000        $ 12,000
Current maturities of
  long term debt                     2,170           2,163
Accounts payable                     4,186           3,579
Salaries, wages and related
  benefits                           3,335           2,487
Accrued liabilities                  3,311           1,957
Income taxes payable                     -           1,312
                                   -----------    ----------
Total current liabilities           17,002          23,498

Long term debt                      24,815          25,038
Deferred liabilities                 4,253           4,226


Stockholders' equity:
Preferred stock - $1.00 par value:
  Authorized - 1,000,000 shares
Common stock - $.33-1/3 par value:
  Authorized - 10,000,000 shares
  Outstanding - 1996 - 4,045,188
  and 1995 - 3,988,486 shares.       1,351           1,347
Capital in excess of par value      23,633          23,528
Treasury stock at cost - 1996 and
  1995 - 277,760 shares             (3,649)         (3,649)
Retained earnings                   28,590          31,119
Cumulative translation adjustment      (54)            (39)
Minimum pension liability             (458)           (458)
                                   -----------    ----------
     Total stockholders' equity     49,413          51,848
                                   -----------    ----------
                                   $95,483        $104,610
                                   ===========    ==========

See notes to consolidated condensed financial statements.


CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)


                                        For the three months
                                         ended March 31,
                                        1996      1995
                                        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                       ($2,229)  $  212
Adjustments to reconcile net income (loss)
  to net cash provided by (used for)
  operating activities -
Depreciation and amortization             1,352    1,190
Foreign exchange loss                         -        7
Compensation related to stock awards         27       15

Decrease (increase) in operating assets:
Accounts receivable                       1,344      652
Inventory                                 3,605   (3,895)
Other assets                                594      343

Increase (decrease) in operating liabilities:
Accounts payable                            609      603
Salaries, wages and related benefits,
  accrued and deferred liabilities        2,293    1,049
Income taxes payable (refundable)        (2,668)    (913)
                                        --------  -------
     Net cash provided by (used for)
       operating activities:              4,928     (737)
                                        --------  -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant
  and equipment                          (1,084)    (823)
Proceeds from sale of assets              1,205        -
                                        --------  -------
     Net cash provided by (used for)
       investing activities                 121     (823)
                                        --------  -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred obligation                -   (2,382)
Debt (repayment) borrowing               (8,216)   1,210
Proceeds from stock options and
  employee purchases                         82      221
Dividends paid                             (300)    (299)
                                        --------  -------
     Net cash used for financing
       activities                        (8,434)  (1,250)
                                        --------  -------
Net decrease in cash and
  cash equivalents                       (3,386)  (2,810)

Cash and cash equivalents at
  beginning of period                     3,414    2,993
Effect of exchange rate on cash              (3)       6
                                        --------  -------
Cash and cash equivalents at end
  of period                                 $25     $189
                                        ========  =======


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


NOTE 2 - INVENTORIES


                              March 31,           December 31,
                              1996                1995

     Raw materials            $ 3,213             $ 4,635
     Work in process            1,223               2,884
       Finished goods          17,400              21,417
                              -------             -------
                               21,836              28,936
     LIFO Reserve              (1,193)             (2,069)
                              -------             -------
          Total, net          $20,643             $26,867
                              =======             =======


NOTE 3 - PROPERTIES

                              March 31,      December 31,
                              1996           1995
                              ---------      ------------
     Land                     $   641        $   684
     Buildings                  3,639          4,378
     Equipment                 24,932         30,795
                              ---------      ------------
          Total                29,212         35,857

     Depreciation             (16,146)       (21,244)
                              ---------      ------------
     Total, net               $13,066        $14,613
                              =========      ============

NOTE 4 - RESTRUCTURING AND OTHER SPECIAL CHARGES

During the first quarter of 1996, management decided to divest the Company's cast iron and cast aluminum cookware businesses (Sidney Division) as well as proceed with other restructuring efforts. On May 2, 1996, the Company reached an agreement in principal to sell the assets of its Sidney Division. The agreement, which is subject to financing and certain approvals, calls for the sale to be completed on or before June 30, 1996. Costs related to exiting the businesses were recorded in the first quarter of 1996. In addition, costs related to closing three under-performing manufacturer's retail outlet stores and several charges related to a realignment of sales, marketing and administrative staff were recorded in the first quarter of 1996. The components of those items qualifying as restructuring costs under EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)", as well as quantification of other special charges are as follows:


                         Income Statement
Item                     Classification      Amount
- - -----                    ----------------    --------

Facility Write-down      S,G & A             $   205
Pension Curtailment      S,G & A                 400
Product Returns          S,G & A                 200
Retail Store Closings    S,G & A                 491
LIFO Reversal            Cost of Sales        (1,328)
Inventory Write-down     Cost of Sales           400
Other Special Charges
  (Primarily Severance and
  Relocation)            S,G & A                 820


Revenues generated by the cast iron and cast aluminum businesses were $2,557 for the three months ended March 31, 1996 as compared to $4,290 for the same three month period in 1995. Net operating losses (including advertising, warehousing and direct marketing expenses but prior to the allocation of corporate overhead) were $651 for the three month period ended March 31, 1996. Net operating income calculated on a comparative basis for the same period in 1995 was $296. Revenues and operating losses related to the retail stores to be closed are not significant to the overall operations of the Company.


NOTE 5 - LOAN COVENANTS

Terms of the Company's Bank Credit Agreement and Senior Notes Agreement require that the Company maintain certain minimum financial ratios. As a result of reported financial results in the first quarter of 1996, the Company was not in compliance with a fixed charge coverage ratio relative to both the Bank Credit Agreement and Senior Notes Agreement as of March 31, 1996. The non-compliance related to the Bank Credit Agreement was waived as of the balance sheet date. Amounts outstanding under the bank credit agreement have been classified as a current liability as of March 31, 1996 as the Company intends to repay such outstanding amounts from current working capital and the proceeds from the sale of assets disclosed in Note 4. The holders of the Senior Notes also waived the non-compliance as of March 31, 1996 and have agreed to ammend the terms of the Senior Notes related to the fixed charge coverage ratio going forward. Accordingly, the Senior Notes have been classified as non-current at March 31, 1996.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(In thousands)


Referring to the Company's financial condition as of March 31, 1996 as contrasted with December 31, 1995, inventories, accounts receivable, other assets and current liabilities all decreased. Despite first quarter sales below prior year and planned levels, inventories decreased due to successful inventory reduction initiatives resulting from the Company's continued emphasis on supply chain management. These initiatives include the development of timely and accurate sales forecasts which enable more sophisticated management of production and purchasing schedules as well as the proactive identification and liquidation of excess and obsolete inventory. The decrease in accounts receivable is reflective of the Company's seasonality. Other assets were reduced by the sale of a non-operating facility that the Company retained as part of the sale of its giftware division in 1989. The sale of this facility and the announcement during the first quarter of the Company's intention to divest the cast iron and cast aluminum businesses are primary examples of the Company's strategic goal of concentrating on solid growth, high potential, operating activities. During the first three months of 1996, the Company was able to reduce short-term debt by $8,000. The repayments were funded primarily by a reduction in inventories, accounts receivable and other assets.

Net sales for the three month period ended March 31, 1996 were $24,602, a decrease of 10% as compared to net sales for the same period in 1995. Lower than anticipated sell-through in the housewares retail sector in the fourth quarter of 1995 led to a reduction, as compared to the prior year, in customer purchasing activity during the first quarter of 1996. Also contributing to the sales slowdown was weakness in the Company's cast aluminum product line related to the line's reduction in emphasis by a major customer. First quarter 1996 gross profit decreased $2,054 or 4.3% from the first quarter of 1995. Of this decrease, $930 is attributed to the decreased sales volume and $415 is due to the liquidation of excess and obsolete inventory at reduced margins. Unfavorable manufacturing variances resulting from the reduced sales activity and the inventory reduction program in the first quarter of 1996 were partially offset by a favorable reversal of LIFO reserves resulting from the Company's decision to exit the cast iron and cast aluminum businesses.


Selling, general and administrative expenses for the three month period ended March 31, 1996 were $10,747 as compared to $8,677 for the same period in 1995. Of this increase, $1,075 is directly related to the pending sale of the cast iron and cast aluminum businesses and includes a write-down of the operating facility based on the expected sale price, expenses associated with an anticipated pension curtailment and future warranty costs to be covered by the Company among other costs related to the exit. Strategic initiatives in conjunction with the divestiture of the cast iron and cast aluminum businesses were also made in the first quarter of 1996. These initiatives included a realignment of sales, marketing and administrative staff to focus efforts on the Company's high growth and high potential businesses resulting in $660 of additional first quarter 1996 charges and $491 of expenses recorded in the first three months of 1996 to cover the cost of closing three under-performing manufacturer's retail outlet stores operated by the Company. On a comparable basis, without the aforementioned unusual items, first quarter 1996 selling, general and administrative expenses decreased by approximately $165 to $8,512. As a percentage of sales, the resulting increase over the prior year is primarily due to the substantial amount of fixed selling, general and administrative expenses and their relation to a lower sales base.

The operating loss for the first three months of 1996 was $3,108 as compared to operating income of $1,016 for the same period in 1995. Interest expense for the first quarter of 1996 was $656 as compared to $672 for the same period in 1995. The net loss of $2,229 in the first quarter of 1996 represents a $2,588 decrease from net income of $212 in 1995. Related quarterly earnings
(loss) per share dropped from $.06 for the three months ended March 31, 1995 to ($.59) in the same period of 1996.

Restructuring

Included in the first quarter charges that qualify as restructuring costs under EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", are certain charges related to the sale of the cast iron and cast aluminum businesses along with the planned closing of three manufacturer's retail outlet stores. The makeup of the costs are detailed above. While future cash outlays will be required for the retail store closings, the Company is not able to estimate the period in which the cash disbursements will be made. The disbursements, when made, will be funded by the Company's operations and/or the Company's operating line of credit.

By exiting the cast aluminum and cast iron businesses, the Company anticipates an improvement in operating income. The operating income improvement will be partially realized in 1996 during the second half of the year as the sale of the iron and aluminum businesses will be finalized by June 30, 1996. The impact of closing the manufacturer's retail outlet stores will not be significant to the Company's overall financial performance. The Company will realize positive cash flow from the sale of the iron and aluminum businesses and the closure of the manufacturer's retail outlet stores during 1996 due to the sale of related assets and cessation of capital expenditures.



PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

        11a.  Primary Earnings Per Share

          Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1996.





SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GENERAL HOUSEWARES CORP.



Dated:  May 15, 1996          By  /s/ Robert L. Gray
                                  Robert L. Gray
                                  Vice President Finance
                                  and Treasurer



                                By  /s/ Mark S. Scales
                                    Mark S. Scales
                                    Corporate Controller
                                    Chief Accounting Officer