Form 10-Q
period 1996-06-30
GENERAL HOUSEWARES CORP
filed 1996-08-14
CIK 40643

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996

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

Yes  X      No

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

Class of Common Stock    Outstanding at August 14, 1996

$.33-1/3 Par Value           4,050,040


PART I FINANCIAL INFORMATION
GENERAL HOUSEWARES CORP. & SUBSIDIARIES
(Dollars in thousands except per share amounts)

Consolidated Condensed Statement of Income and Retained Earnings
(Unaudited)


                      For the three months     For the six months
                         ended June 30,          ended June 30,
                      1996        1995        1996        1995

Net Sales             $21,613     $25,084     $46,215     $52,074
Cost of goods sold     15,038      16,186      32,001      33,483
                      -------     -------     -------     -------
Gross profit            6,575       8,898      14,214      18,591
Selling, general and
  administrative
  expenses              8,986       7,947      19,733      16,624
                      -------     -------     -------     -------
Operating income
  (loss)               (2,411)        951      (5,519)      1,967
Interest Expense,
  net                     686         728       1,358       1,384
                      -------     -------     -------     -------
Income (loss) from
  operations before
  income taxes         (3,097)        223      (6,877)        583
Income taxes             (923)         96       (2,474)       244
                      -------     -------     -------     -------
Net income (loss) for
  the period           (2,174)        127       (4,403)       339

Retained earnings,
  beginning
  of period            28,590      29,942       31,119     30,029

Less: Dividends
  ($.08 per common
  share in 1996
  and 1995)               301         299          601        598
                     --------     -------      -------    -------
Retained earnings,
  end of period       $26,115     $29,770      $26,115    $29,770

                      -------     -------      -------    -------
                      -------     -------      -------    -------

Earnings per common share:
  Net income (loss)    ($0.57)     $ 0.03       ($1.17)    $ 0.09

                      -------      ------       -------    ------
                      -------      ------       -------    ------

See notes to consolidated condensed financial statement.




CONSOLIDATED CONDENSED BALANCE SHEET

                                             As of
                                   June 30,      December 31,
                                   1996          1995
                                   (Unaudited)
                                   -----------    -----------
ASSETS

Current assets:
Cash                               $      77      $  3,414
Accounts receivable, less allowances of
  $3,301 ($4,029 in 1995)             11,311        16,152
Inventories                           21,207        26,867

Deferred tax asset                     2,705         2,743
Other current assets                     283           661
Income taxes refundable                2,429             -
                                   -----------    ----------
     Total current assets             38,012        49,837

Property, plant and equipment, net    13,346        14,613
Other assets                           5,861         7,565
Assets held for sale                   4,566             -
Patents and other intangible
  assets                               3,618         3,830
Cost in excess of net assets
  acquired                            28,080        28,765
                                   -----------    ----------
                                    $ 93,483      $104,610
                                   ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short term debt and notes payable  $   4,000     $  12,000
Current maturities of
  long term debt                       2,180         2,163
Accounts payable                       4,293         3,579
Salaries, wages and related
  benefits                             3,092         2,487
Accrued liabilities                    3,968         1,957
Income taxes payable                       -         1,312
                                   -----------    ----------
Total current liabilities             17,533        23,498

Long term debt                        24,582        25,038
Deferred liabilities                   4,358         4,226


Stockholders' equity:
Preferred stock - $1.00 par value:
  Authorized - 1,000,000 shares
Common stock - $.33-1/3 par value:
  Authorized - 10,000,000 shares
  Outstanding - 1996 - 4,045,188
  and 1995 - 4,036,334 shares.         1,443         1,347
Capital in excess of par value        23,627        23,528
Treasury stock at cost - 1996 and
  1995 - 277,760 shares               (3,649)       (3,649)
Retained earnings                     26,115        31,119
Cumulative translation adjustment        (68)          (39)
Minimum pension liability               (458)         (458)
                                   -----------    ----------
     Total stockholders' equity       47,010        51,848
                                   -----------    ----------
                                   $  93,483      $104,610
                                   ===========    ==========

See notes to consolidated condensed financial statements.


CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)


                                        For the six months
                                         ended June 30,
                                        1996          1995
                                        ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                        ($ 4,403)    $   339
Adjustments to reconcile net income (loss)
  to net cash provided by (used for)
  operating activities -
Depreciation and amortization               2,658       2,397
Foreign exchange loss                          (2)         40
Compensation related to stock awards           54          30
Increase in deferred taxes                     40           -
Decrease (increase) in operating assets:
Accounts receivable                         4,838       2,444
Inventory                                   2,747      (9,848)
Other assets                                  813      (   11)

Increase (decrease) in operating liabilities:
Accounts payable                              717      (  438)
Salaries, wages and related benefits,
  accrued and deferred liabilities          2,773         799
Income taxes payable (refundable)          (3,739)     (  910)
                                         --------      --------
     Net cash provided by (used for)
       operating activities:                6,497      (5,158)
                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant
  and equipment                            (2,137)     (1,731)
Proceeds from sale of assets                 1,205           -
                                          --------      --------
     Net cash used for
       investing activities                  (932)     (1,731)
                                          --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred obligation                  -      (2,382)
(Decrease) increase in notes payable      (12,000)        900
Debt borrowing                              3,563       5,760
Proceeds from stock options and
  employee purchases                          141         246
Dividends paid                              ( 601)     (  598)
                                          --------    --------
     Net cash (used for) provided by
 financing activities                       (8,897)      3,926

                                          --------      --------
Net decrease in cash and
  cash equivalents                         (3,332)     (2,963)

Cash and cash equivalents at
  beginning of period                       3,414       2,993
Effect of exchange rate on cash                (5)          7
                                          --------    --------
Cash and cash equivalents at end
  of period                                $   77      $   37
                                          ========     ========


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)



NOTE 1 - GENERAL

The accompanying interim Consolidated Condensed Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information for the periods presented. The Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.


NOTE 2 - INVENTORIES


                              June 30,            December 31,
                              1996                1995

     Raw materials            $ 4,163             $ 4,635
     Work in process            1,228               2,884
       Finished goods          17,010              21,417
                              -------             -------
                               22,401              28,936
     LIFO Reserve              (1,194)             (2,069)
                              -------             -------
          Total, net          $21,207             $26,867
                              =======             =======


NOTE 3 - PROPERTIES

                              June 30,       December 31,
                              1996           1995
                              ---------      ------------
     Land                     $   641        $   684
     Buildings                  3,659          4,378
     Equipment                 25,948         30,795
                              ---------      ------------
          Total                30,248         35,857

     Depreciation             (16,902)       (21,244)
                              ---------      ------------
     Total, net               $13,346        $14,613
                              =========      ============

NOTE 4 - RESTRUCTURING AND OTHER SPECIAL CHARGES

During the first quarter of 1996, management decided to divest the Company's cast iron and cast aluminum cookware businesses (Sidney Division) as well as proceed with other restructuring efforts. Provisions for the restructuring were made in the first quarter of 1996 based on facts available at that time. Total first quarter provisions for restructuring and other pre-tax charges were $1,188. On May 2, 1996, the Company reached an agreement in principle to sell the assets of its Sidney Division. The agreement was nullified due to the unexpected death of the principal member of the purchasing management team. As a result, the business was not sold in the second quarter of 1996. Subsequently, a purchase agreement to sell the Sidney Division, subject to certain conditions, was signed with another party as of August 1, 1996. As a result of this agreement, certain terms related to the sale changed. Accordingly, during the second quarter of 1996, the Company was required to record an additional charge against pre-tax earnings of $1,500. Other restructuring plans in the first quarter of 1996 included the closure of three under-performing manufacturer's retail outlet stores and provision for lease settlements related to these closures. In the second quarter of 1996, two of the leases were settled on a basis more favorable than that anticipated and settlement of the third lease is not expected to be material. As a result, $300 (before income taxes) related to the reserve for retail store closings was released. The net of the restructuring cost adjustments during the period resulted in additional second quarter 1996 charges to income of $1,200 ($768 after-tax charges). Cash payments related to these restructuring charges were not significant.

Revenue generated by the Sidney Division was $1,442 for the three months ended June 30, 1996 as compared to $3,680 for the same period in 1995. For the six month period ended June 30, 1996, revenues were $3,999 as compared to $7,970 for the six months ended June 30, 1995. Net operating losses (including advertising, warehousing and direct marketing expenses but prior to restructuring charges and the allocation of corporate overhead) were $535 for the three month period ended June 30, 1996 as compared to $179 for the same period in 1995. Operating losses for the first six months of 1996 were $1,186 as compared to operating income of $117 for the first six months of 1995. Revenues and operating losses related to the three retail store closures were not significant to the overall operations of the Company.

NOTE 5 - LOAN COVENANTS

Terms of the Company's Bank Credit Agreement and Senior Notes Agreement require that the Company maintain certain minimum financial ratios. The Company was not in compliance with a fixed charge coverage ratio relative to both agreements as of June 30, 1996. The non-compliance, in each case, has been waived as of the balance sheet date. The next measurement date for this
financial covenant is September 30, 1996.   The lenders
associated with the Bank Credit Agreement have amended the agreement such that the Company expects to be in compliance with this financial covenant in the future. Management anticipates a similar amendment from the holders of the Senior Notes during the third quarter of 1996. Emerging Issues Task Force 86-30, "Classification of Obligations When a Violation is Waived by the Creditor" requires, in those circumstances where a waiver has been obtained as of the balance sheet date and where no waiver or amendment has been obtained for future periods, that long-term debt be classified as current; however, the Company has classified the Senior Notes as long-term because of sufficient availability under its long-term Bank Credit Agreement. The Bank Credit Agreement does not expire until November 30, 1997; however, amounts outstanding under the Bank Credit Agreement have been classified as a current liability as of June 30, 1996 because the Company intends to repay such outstanding amounts from current working capital and the proceeds from the sale of assets disclosed in Note 4.

NOTE 6 - INCOME TAXES

Due to the Company's actual financial results for the six months ended June 30, 1996 and the Company's significant amount of book expenses that are not deductible for income tax purposes, an estimate of the full year effective tax rate for 1996 is not practical. Accordingly, the effective tax rate for the three months ended June 30, 1996 includes an adjustment to reflect an income tax provision for the first six months of 1996 that is based on actual year-to-date results. The effective tax rates for the three months and six months ended June 30, 1995 were based on an estimated income tax provision for the year ended December 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(In thousands)


Referring to the Company's financial condition as of June 30, 1996 as contrasted with December 31, 1995, inventories, accounts receivable, other assets and current liabilities all decreased. Despite first and second quarter sales below prior year and planned levels, inventories decreased due to successful inventory reduction initiatives resulting from the Company's continued emphasis on supply chain management. These initiatives include the development of timely and accurate sales forecasts which enable more sophisticated management of production and purchasing schedules as well as the proactive identification and liquidation of excess and obsolete inventory. The decrease in accounts receivable is reflective of the Company's seasonality. Other assets were reduced by the first quarter 1996 sale of a non-operating facility that the Company retained as part of the sale of its giftware division in 1989. During the first six months of 1996, the Company was able to reduce short-term debt by $8,000. The repayments were funded primarily by a reduction in inventories, accounts receivable and other assets.

Net sales for the three-month period ended June 30, 1996 were $21,613, a decrease of 13.8% as compared to net sales of $25,084 for the same period in 1995. Net sales for the six-month period ended June 30, 1996 were $46,215, a decrease of 11.3% as compared to net sales of $52,074 for the same period in 1995. Contributing to the 1996 sales slowdown in first half was weakness in the Sidney Division product lines due to scaled down emphasis by major customers as well as some reduction related to uncertainty surrounding the future of the product lines. In addition, sales across most other product lines were down due to lower than anticipated sell-through at the retail level in the fourth quarter of 1995 and the first quarter of 1996. Second quarter 1996 gross profit decreased $2,323 or 26.1% from the second quarter of 1995. Gross profit for the first six months of 1996 decreased $4,377 or 23.5% from the 1995 comparable period. Of the second quarter decrease, $1,403 was attributable to the decreased sales volume; similarly, $2,333 of the decrease from the first six months of 1995 was attributable to sales volume.
As a result of the Company's emphasis on supply chain management as well as the reduction in sales activity, unfavorable manufacturing variances contributed to the reduction in gross margin dollars in the first and second quarters of 1996 ($780 and $1,403 in excess of comparable prior year periods). Gross margins were also negatively impacted (by $415) as the result of first quarter liquidation of excess and obsolete inventory at reduced margins. First quarter unfavorable manufacturing variances were partially offset by a favorable reversal of LIFO reserves resulting from the Company's decision to exit the Sidney Division.

Selling, general and administrative expenses for the three-month period ended June 30, 1996 were $8,986 as compared to $7,947 for the same period in 1995. While variable selling and cooperative advertising costs decreased due to the reduction in sales volume, certain marketing costs, related to the introduction of an enhanced cutlery product line packaging initiative planned for the second half of 1996, were incurred. In addition, general and administrative costs increased due to $1,200 of additional restructuring costs--a result of increased reserves established for the sale of the Sidney Division offset by a reduction in reserves necessary for manufacturer's retail store closings--and an increase in employee benefit costs due in large part to the change at December 31, 1995 in discount rates used to calculate 1996 pension expense. For the six-month period ended June 30, 1996, selling general and administrative costs increased from $16,624 in 1995 to $19,733. The second quarter increase discussed above was added to first quarter increases related to the sale of the Sidney Division as well as first quarter 1996 strategic initiatives that included a realignment of staff and manufacturer's retail outlet store closings.

The operating loss for the three-month period ended June 30, 1996 was $2,411 as compared to operating income of $951 for the same period in 1995. The operating loss for the first six months of 1996 was $5,519 as compared to operating income of $1,967 for the first six months of 1995. Interest expense for the second quarter of 1996 was $686 as compared to $728 for the same period in 1995 while interest expense for the first six months of 1996 was $1,358 as compared to $1,384 for the comparable 1995 period. The income tax benefit for the second quarter of 1996 was recorded at a lower effective rate than that recorded for the related expense in the same period of 1995. This is due to the Company's actual financial results for the six months ended June 30, 1996 and the significant amount of book expenses that are not deductible for income tax purposes which made the ability to estimate the full year effective tax rate in 1996 not practical. The net loss of $2,174 in the second quarter of 1996 and $4,403 for the first six months of 1996 compare to net income of $127 and $339 for the same periods in 1995. Related quarterly and year-to-date earnings (loss) per share dropped from $0.03 and $0.09 in 1995 to ($.57) and ($1.17) in 1996, respectively.




PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     (a)  Annual meeting of Stockholders of General Housewares
Corp. was held on May 14, 1996.

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



                              GENERAL HOUSEWARES CORP.



Dated:  ________, 1996          By  /s/ Robert L. Gray

                                  Robert L. Gray
                                  Vice President Finance
                                  and Treasurer



                                By  /s/ Mark S. Scales
                                    Mark S. Scales
                                    Corporate Controller
                                    Chief Accounting Officer