Form 10-Q
period 1996-09-30
GENERAL HOUSEWARES CORP
filed 1996-11-14
CIK 40643

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1996

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

Yes  X      No

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

Class of Common Stock    Outstanding at November 14, 1996

$.33-1/3 Par Value       4,054,610

PART I FINANCIAL INFORMATION
GENERAL HOUSEWARES CORP. & SUBSIDIARIES
(Dollars in thousands except per share amounts)

Consolidated Condensed Statement of Operations and Retained Earnings
(Unaudited)

                      For the three months     For the nine months
                      ended September 30,      ended September 30,
                      1996        1995        1996        1995

Net Sales             $26,406     $30,529     $72,621     $83,383
Cost of goods sold     16,708      20,013      48,709      54,276
                      -------     -------     -------     -------
Gross profit            9,698      10,516      23,912      29,107
Selling, general and
  administrative
  expenses              8,729       8,649      28,462      25,273
                      -------     -------     -------     -------
Operating income
  (loss)                  969       1,867      (4,550)      3,834
Interest Expense,
  net                     692         842       2,050       2,226
                      -------     -------     -------     -------
Income (loss) from
  operations before
  income taxes            277      1,025       (6,600)      1,608
Income taxes              217        420       (2,257)        664
                      -------     -------     -------     -------
Net income (loss) for
  the period               60        605       (4,343)        944

Retained earnings,
  beginning
  of period            26,115      29,770       31,119     30,029

Less: Dividends
  ($.08 quarterly
  per common
  share in 1996
  and 1995)               302         299          903        897
                     --------     -------      -------    -------
Retained earnings,
  end of period       $25,873     $30,076      $25,873    $30,076

                      -------     -------      -------    -------
                      -------     -------      -------    -------

Earnings per common share:
  Net income (loss)     $0.02     $ 0.16       ($1.15)    $ 0.25

                      -------      ------       -------    ------
                      -------      ------       -------    ------

See notes to consolidated condensed financial statement.

CONSOLIDATED CONDENSED BALANCE SHEET

                                             As of
                                   September 30, December 31,
                                   1996          1995
                                   (Unaudited)
                                   -----------    -----------
ASSETS

Current assets:
Cash                                $     619      $  3,414
Accounts receivable, less
 allowances of $3,543
 ($4,029 in 1995)                      14,231        16,152
Inventories                            23,053        26,867

Deferred tax asset                      2,705         2,743
Other current assets                    1,432           661
Income taxes refundable                 2,289             -
                                   -----------    ----------
     Total current assets              44,329        49,837

Note receivable                         3,000          -
Property, plant and equipment, net     13,849        14,613
Other assets                            6,033         7,565
Patents and other intangible
  assets                                3,513         3,830
Cost in excess of net assets
  acquired                             27,750        28,765
                                   -----------    ----------
                                    $  98,474      $104,610
                                   ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short term debt and notes payable  $  10,000     $  12,000
Current maturities of
  long term debt                       2,072         2,163
Accounts payable                       3,946         3,579
Salaries, wages and related
  benefits                             2,553         2,487
Accrued liabilities                    5,024         1,957
Income taxes payable                       -         1,312
                                   -----------    ----------
Total current liabilities             23,595        23,498

Long term debt                        23,574        25,038
Deferred liabilities                   4,423         4,226

Stockholders' equity:
Preferred stock - $1.00 par value:
  Authorized - 1,000,000 shares
Common stock - $.33-1/3 par value:
  Authorized - 10,000,000 shares
  Outstanding - 1996 - 4,055,881
  and 1995 - 4,036,334 shares.         1,446         1,347
Capital in excess of par value        23,728        23,528
Treasury stock at cost - 1996 and
  1995 - 277,760 shares               (3,649)       (3,649)
Retained earnings                     25,873        31,119
Cumulative translation adjustment        (58)          (39)
Minimum pension liability               (458)         (458)
                                   -----------    ----------
     Total stockholders' equity       46,882        51,848
                                   -----------    ----------
                                   $  98,474      $104,610
                                   ===========    ==========

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

                                        For the nine months
                                        ended September 30,
                                        1996          1995
                                        ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                        ($ 4,343)    $   944
Adjustments to reconcile net income (loss)
  to net cash provided by (used for)
  operating activities -
Depreciation and amortization               3,903       3,168
Loss on sale of assets                      2,292           -
Foreign exchange loss                          (7)         97
Compensation related to stock awards           81          95
Increase in deferred taxes                     40           -
Decrease (increase) in operating assets:
Accounts receivable                         1,919      (3,059)
Inventory                                     741     (13,054)
Other assets                                 (161)        540

Increase (decrease) in operating liabilities:
Accounts payable                              370         655
Salaries, wages and related benefits,
  accrued and deferred liabilities          2,209       2,042
Income taxes payable (refundable)          (3,600)       (893)
                                         --------      --------
     Net cash provided by (used for)
       operating activities:                3,444      (9,465)
                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant
  and equipment                            (3,421)     (2,654)
Proceeds from sale of asset                 1,785           -
                                          --------     --------
     Net cash used for
       investing activities                (1,636)     (2,654)
                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of deferred obligation                  -      (2,811)
Increase in notes payable                       -         900
Issuance of note receivable                  (370)          -
Debt borrowing (repayment)                 (3,554)     11,707
Proceeds from stock options and
employee purchases                            218         262
Dividends paid                              ( 903)      ( 896)
                                          --------    --------
Net cash (used for) provided by
financing activities                       (4,609)      9,162

                                          --------    --------
Net decrease in cash and
  cash equivalents                         (2,801)     (2,957)

Cash and cash equivalents at
  beginning of period                       3,414       2,993
Effect of exchange rate on cash                 6          17
                                          --------    --------
Cash and cash equivalents at end
  of period                               $   619      $   53
                                          ========    ========

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

NOTE 2 - INVENTORIES


                              September 30,       December 31,
                              1996                1995

     Raw materials            $ 3,705             $ 4,635
     Work in process            1,938               2,884
     Finished goods            18,436              21,417
                              -------             -------
                               24,076              28,936
     LIFO Reserve              (1,026)             (2,069)
                              -------             -------
          Total, net          $23,050             $26,867
                              =======             =======


NOTE 3 - PROPERTIES

                              September 30,  December 31,
                              1996           1995
                              ---------      ------------
     Land                     $   641        $   684
     Buildings                  3,659          4,378
     Equipment                 27,198         30,795
                              ---------      ------------
          Total                31,498         35,857

     Accumulated depreciation (17,649)       (21,244)
                              ---------      ------------
     Total, net               $13,849        $14,613
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

Total first quarter provisions for restructuring and other pre-tax charges were $1,188. A purchase agreement to sell the Sidney Division, subject to certain conditions, was signed as of August 1, 1996. As a result of this agreement, the Company was required to record an additional charge against pre-tax earnings of $1,500 in the second quarter of 1996. An additional $150 charge against pre-tax earnings was required in the third quarter of 1996 based on the resolution of estimates made in the second quarter. In accordance with the terms of the agreement, the Company received a cash payment of $450 and a long-term note receivable of $3,000 in exchange for the assets of the Sidney division as well as associated brand names and trademarks. Approximately $1,100 of the amount charged against income in the first three quarters of 1996 covers future pension and warranty payments and remains as a component of accrued liabilities.

Revenue generated by the Sidney Division was $317 for the three months ended September 30, 1996 as compared to $3,255 for the same period in 1995. For the nine-month period ended September 30, 1996, revenues were $4,128 as compared to $10,451 for the nine months ended September 30, 1995. Net operating losses (including advertising, warehousing and direct marketing expenses but prior to restructuring charges and the allocation of corporate overhead) were $462 for the three month period ended September 30, 1996 as compared to net operating income of $371 for the same period in 1995. Operating losses for the first nine months of 1996 were $1,471 as compared to operating income of $216 for the first nine months of 1995. In addition to the foregoing, the Company has closed three retail stores in 1996. The Company recorded a charge of $150 related to the closure of these stores in 1996. Revenues and operating losses related to the three retail store closures were not significant to the overall operations of the Company.

NOTE 5 - DEBT

Effective November 13, 1996, the Company entered into a new unsecured financing agreement with three banks. Under the terms of the agreement, which expires December 31, 1999 and may be renewed under certain circumstances for two additional one year periods, the Company has a $45,000 unsecured revolving loan commitment. Proceeds from the financing are available for general corporate purposes. Related interest charges will be based on Prime or LIBOR with spreads calculated on an incentive formula. The agreement contains several financial covenants and provides limits on dividends and capital expenditures. The agreement replaced a $30,000 revolving credit agreement held with two of the three banks entering into the new unsecured agreement.

The agreement allows the Company to pre-pay $10,000 of Senior Notes outstanding with institutional investors. The Company plans to make such pre-payments in the fourth quarter of 1996 and will incur related penalties and charges of approximately $800. These Senior Notes have been classified as non-current as of September 30, 1996 as they will be refinanced by the new unsecured financing agreement. The remaining Senior Notes totaling $10,000 will not be pre-paid. Terms of these Notes require that the Company maintain certain minimum financial ratios. The Company was not in compliance with a fixed charge coverage ratio and a restricted payment limitation as of September 30, 1996. As a result the amount has been classified as current.

NOTE 6 - INCOME TAXES

Due to the Company's financial results for the first nine months of 1996, an estimate of the full year effective tax benefit rate suggested a tax benefit of approximately 35% should be recorded for the nine months ended September 30, 1996. This compares to a 1995 full year effective tax expense rate of approximately 41%. An adjustment was made in the third quarter of 1996 lowering the year-to-date income tax benefit in accordance with the revised estimate.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(In thousands)

Nine Months Ended September 30, 1996 versus 1995

Referring to the Company's financial condition as of September 30, 1996 as contrasted with December 31, 1995, inventories, accounts receivable, other assets and current liabilities all decreased. Despite sales below prior year and planned levels, inventories decreased due to successful inventory reduction initiatives resulting from the Company's continued emphasis on supply chain management as well as the divestiture of the Company's Sidney division. Inventory reduction initiatives include the development of timely and accurate sales forecasts which enable more sophisticated management of production and purchasing schedules as well as the proactive identification and liquidation of excess and obsolete inventory. The decrease in accounts receivable is reflective of the Company's seasonality and divestiture of Sidney Division operations. Other assets were reduced by the first quarter 1996 sale of a non-operating facility that the Company retained as part of the sale of its giftware division in 1989.

Net sales for the three-month period ended September 30, 1996 were $26,406, a decrease of 13.5% as compared to net sales of $30,529 for the same period in 1995. Net sales for the nine-month period ended September 30, 1996 were $72,621, a decrease of 12.9% as compared to net sales of $83,383 for the same period in 1995. Contributing to the reduction in sales in the first nine months of 1996 was weakness in the Sidney Division product lines due to de-emphasis by major customers as well as some reduction related to uncertainty surrounding the future of the product lines. The Sidney Division was divested in the third quarter of 1996 resulting in a $2,938 reduction in third quarter net sales. In addition, sales across most other product lines were down in the first six months of 1996 due to lower than anticipated sell-through at the retail level in the fourth quarter of 1995 (resulting in higher than required inventory levels at retail) and the first quarter of 1996. Third quarter 1996 order levels in non-Sidney product lines exceeded 1995; however, renovation of the Company's warehouse and distribution facility and related systems delayed shipments significantly in the third quarter of 1996 causing $3,500 of sales scheduled for September shipment to be delayed until the fourth quarter (or, in a few, canceled). Third quarter 1996 gross profit decreased $818 or 7.8% from the third quarter of 1995. Gross profit for the first nine months of 1996 decreased $5,195 or 17.8% from the 1995 comparable period. Of the third quarter decrease, the entire amount was attributable to the decreased sales volume; similarly, $3,226 of the decrease from the first nine months of 1995 was attributable to sales volume. As a result of the Company's emphasis on supply chain management as well as the reduction in sales activity, unfavorable manufacturing variances contributed to the reduction in gross margin dollars (approximately $2.5 million) in the first nine months of 1996. Gross margin percentage for the first nine months was also negatively impacted by the first quarter sale of excess and obsolete inventory at little or no margin. Gross margin for the first nine months was favorably impacted by a reversal of LIFO reserves resulting from the Company's decision to dispose of the Sidney Division.

Selling, general and administrative expenses for the three-month period ended September 30, 1996 were $8,729 as compared to $8,649 for the same period in 1995. While variable selling and cooperative advertising costs decreased due to the reduction in sales volume, warehousing costs increased due to additional labor required by the warehouse/distribution renovation. In addition, general and administrative costs increased as a result of the ultimate settlement of the Sidney divestiture. For the nine-month period ended September 30, 1996, selling general and administrative costs increased from $25,273 in 1995 to $28,462. The increase is primarily a result of 1996 strategic initiatives that have included a realignment of staff, manufacturer's retail outlet store closings and divestiture of the Sidney division.

Operating income for the three-month period ended September 30, 1996 was $969 as compared to operating income of $1,867 for the same period in 1995. The operating loss for the first nine months of 1996 was $4,550 as compared to operating income of $3,834 for the first nine months of 1995. Interest expense for the third quarter of 1996 was $692 as compared to $842 for the same period in 1995 while interest expense for the first nine months of 1996 was $2,050 as compared to $2,226 for the comparable 1995 period. An estimate of the full year financial results and related effective tax benefit rate resulted in a third quarter adjustment to reflect an effective tax benefit rate of approximately 35%. This compares to a 1995 effective tax expense rate of approximately 41%. An adjustment was made in the third quarter of 1996 lowering the year-to-date income tax benefit in accordance with the estimate.

Net income of $60 in the third quarter of 1996 and the net loss of $4,343 for the first nine months of 1996 compare to net income of $605 and $944 for the same periods in 1995. Related quarterly and year-to-date earnings (loss) per share dropped from $0.16 and $0.25 in 1995 to $.02 and ($1.15) in 1996, respectively.

During the third quarter of 1996, the Company disposed of the Leyse division which sold a line of commercial quality cookware and also sold the remaining Sidney related inventory which was distributed in Europe. These transactions had little impact on the results of operations for the third quarter and will not significantly impact future operational results.

Capital Resources and Liquidity

On November 13, 1996, the Company entered into a $45 million three year revolving loan agreement to replace a $30 million revolving loan agreement that would have expired on November 30, 1997. Proceeds from the new agreement will be used to pre-pay $10 million of Senior Notes, replace $9 million outstanding on the existing revolving agreement and provide funds for expected working capital needs.

PART II - OTHER INFORMATION

Item 5.   Other Information

The Company entered into a $45 million three year revolving loan agreement on November 13, 1996. A report on Form 8-k containing the agreement will be filed on or before November 27, 1996.

Item 6.   Exhibits and Reports on Form 8-K

        11a.  Primary Earnings Per Share

          Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1996.

EXHIBITS

EX-11     Computation of Primary Earnings Per Share

EX-27     Financial Data Schedule

EX-99     Asset Purchase Agreement between General Housewares Corp. and
Wagnerware Corporation

EX-3.(ii) Amended By-Laws

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GENERAL HOUSEWARES CORP.



Dated: November 14, 1996      By  /s/ Robert L. Gray

                                  Robert L. Gray
                                  Vice President Finance
                                  and Treasurer



                              By  /s/ Mark S. Scales
                                  Mark S. Scales
                                  Corporate Controller
                                  Chief Accounting Officer