Form 10-K
period 1996-12-31
GENERAL HOUSEWARES CORP
filed 1997-03-21
CIK 40643

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended December 31, 1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from      to
Commission file number 1-7117

GENERAL HOUSEWARES CORP.
(Exact name of registrant as specified in its charter)

Delaware                                              41-0919772
(State or other jurisdiction of ......................(IRS Employer
incorporation or organization)                        Identification No.)

1536 Beech Street
Terre Haute, IN                                       (Zip Code)      47804
(Address of principal executive offices)
Registrant's telephone number, including area code:   (812) 232-1000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

On March 17, 1997, 3,811,504 shares of the registrant's Common Stock, $.33-1/3 par value, were outstanding. The aggregate market value of the Common Stock based upon the closing price of the Common Stock on the New York Stock Exchange -- Composite Transactions) held by non-affiliates of the registrant at March 17, 1997 was $39,067,916.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 1997 Annual
Meeting of Stockholders, which will be filed
on or prior to March 31, 1997, to the extent
stated in this report.                                  Part III

PART I

Item 1.   Business
(Dollars in thousands unless otherwise indicated)

General Housewares Corp. (hereinafter referred to as the "Company") manufactures and markets consumer durable goods. The Company concentrates on product categories in which, through market share, product innovation or brand
image, it is considered a leader.   Through the acquisition and/or development
of products that "delight and excite" the consumer (i.e., deliver unexpected value, simplify and enhance a task or redefine a task), the Company believes that it is able to establish such a leadership position. The Company currently pursues such a position in the following product categories: cookware, cutlery, kitchen/household tools and precision cutting tools. Cookware, cutlery and kitchen/household tools are grouped into the Housewares reportable segment, while precision cutting tools also constitute a reportable segment. For financial information related to the two reportable segments, see Note 13 in the financial statements included in this report.

HOUSEWARES SEGMENT

Approximately 62.2% of this segment's products sold by the Company during 1996 were produced domestically in factories owned and operated by the Company.

The remaining products are obtained from 10 foreign sources (some of which buy from sub-contractors) primarily located in the Far East. The Company believes that a loss of any individual foreign source would not have a material impact on future results of operations.

COOKWARE

In 1996, the Company was a large domestic manufacturer and marketer of cookware, distributing its products throughout the United States, Canada and selected European markets. The Company's collection of brand name cookware products has enabled it to deliver, to both retailers and consumers, products which satisfy a complete range of functional, aesthetic and value requirements. The Company competed in four main cookware product categories throughout much of 1996, covering a broad range of materials, designs, colors and prices. The categories included cast aluminum, cast iron, stamped and spun aluminum and enamelware.

In January of 1996, the Company announced its intention to exit the cast aluminum and cast iron product categories ("Sidney Division") in an effort to focus on faster growing, more profitable product categories. An agreement to sell the assets of the Sidney Division, effective August 1, 1996, was executed pursuant to which the Company received consideration of $4,000 in the form of a cash payment of $450,a note receivable of $3,000 and the purchaser's assumption of certain liabilities in exchange for certain assets of the Sidney Division (including the manufacturing facility located in Sidney, Ohio) as well as brand names and trademarks. The cast iron and cast aluminum product lines included Magnalite(R), Magnalite Professional(R), Magnalite Professional(R) with Eclipse(R), and Wagner's(R) 1891 Original Cast Iron. Gross revenues derived from the exited categories were $4,714 in 1996.

Effective October 1, 1996, the Company sold the brand names, trademarks and certain assets related to its stamped and spun aluminum cookware line. This cookware line consisted of heavy gauge, large capacity stamped and spun aluminum products that were marketed under the brand name Leyse Professional(TM) and distributed through department stores, mass merchants and specialty shops. Leyse products were purchased from a domestic manufacturer. Gross revenues derived from this category were $1,333 in 1996.

The remaining cookware line is enamelware. The Company is the only domestic manufacturer of enamelware and has developed a leading market share. Ceramic on Steel(TM) cookware products produced by the Company are sold under the Columbian and Granite Ware (TM) brand names. As of September 1, 1994, the Company acquired the Normandy line of enamelware from National Housewares, Inc. Normandy enamelware products, similar to the Company's Ceramic on Steel(TM) cookware products, were, at the time, manufactured in Mexico. In 1995, the Normandy line of enamelware was discontinued and sourcing to service the Normandy customers was transitioned to the Company's Ceramic on Steel (TM) manufacturing operations. Enamelware is in demand because of its easy cleanup and popular price. It is particularly popular for roasting and specialty top-of-stove uses (e.g., spaghetti cookers and vegetable steamers). Products in this category are primarily sold in discount stores, mass merchandise outlets and warehouse clubs. Gross revenues derived from enamelware were $18,047 in 1996.

The total United States market for cookware, defined as metal pots and pans used for top-of-stove and oven cooking, is estimated by the Cookware Manufacturers Association at approximately $1.8 billion in terms of annual sales. Domestic industry unit sales have remained relatively flat during the past five years and, as a result, domestic manufacturers have lost market share to imports, which the Association estimates have grown from 49% of the market in 1991 to 50% in 1996. Imported merchandise, principally from Korea, Taiwan, Mexico and the Peoples Republic of China, has been successful in penetrating the market through comparable quality products at lower prices.

CUTLERY AND ASSOCIATED PRODUCTS

The Company is a manufacturer and marketer of quality kitchen cutlery with the leading domestic brand name (Chicago Cutlery(R)) and market share in its industry. The Company markets, under the Chicago Cutlery(R) brand umbrella, four complete lines of kitchen knives for consumers, sharpening tools, storage units and cutting boards. Its most popular household cutlery line is The Walnut Tradition(R), which features a solid American walnut handle with a Taper Grind(R) edge on the blade. For the consumer that prefers a synthetic handled knife, the Company manufactures and sells the Metropolitan(R) product line which features a durable high-impact plastic handle and a Taper Grind(R) edge. The Company introduced The Classic Collection(TM) in 1996, a line of heavy duty work knives for hunters, fishermen, ranchers, gourmet chefs and collectors of fine cutlery. This cutlery line features a heavier gauge of steel, poly infused wood handles, nickel silver rivets and a Taper Grind (TM) edge. The Company also manufactures and sells a popular priced knife under the Cherrywood(TM) brand name.

All Chicago Cutlery(R) blades are made from high carbon stainless steel that resists rusting, pitting and staining. The Taper Grind(R) edge provides a uniform and smooth taper, thereby facilitating the blade's movement through the object being cut.

The Company also sells a line of promotional priced cutlery. These products compete in both the fine edge and "never-needs-sharpening" segments of the cutlery industry and are purchased from suppliers in the Far East.
Promotional cutlery consists of five separate cutlery brands, three of which (Premier(TM), Basics(TM) and American Carver(R)) are sold exclusively through department stores, and the remaining lines (TechChoice(R) and Classic Chef(R)) are distributed through department stores, mass merchandisers and catalog showrooms.

While the overall market for kitchen cutlery in the United States has remained relatively unchanged in recent years, foreign products, including the Company's promotional priced imported cutlery, have made significant inroads. The Company believes that imports in 1996 accounted for more than half of domestic sales in dollars and 75% of domestic sales in units. As a result of its widely recognized brand name and reputation for high quality at a good price, the Company has gained market share in the kitchen cutlery industry by marketing a combination of the promotional priced imports and the traditional Chicago Cutlery(R) products.

The Company also manufactures a full line of knives for the commercial poultry processing market. These molded handle knives are designed to meet the special needs of professionals and have specialized blade shapes for specific cutting jobs. The handles are textured to be slip-resistant and feature a finger guard for safety, as well as, in some cases, ergonomic handles.

Under the Idaho Woodworks(TM) and Chicago Cutlery(R) names, the Company manufactured and marketed during 1996 cutting boards made of wood, polyethylene, and combinations of wood and acrylic, marble or polyethylene. In January of 1997, the Company decided to exit the cutting board category during the year.

Gross revenues derived from cutlery and associated products were $36,718 in 1996, of which $1,209 related to the cutting board category.

KITCHEN/HOUSEHOLD TOOLS

Effective October 1, 1992, the Company purchased all of the partnership interests in OXO International L.P. ("OXO"), a New York limited partnership engaged in marketing a broad line of kitchen tools under the Good Grips(R), SoftWorks(TM), Prima(R), Plus(TM) and Basics brand names. The purchase price was $6,250 and consisted of a cash payment of $5,500 and Subordinated Promissory Note in the principal amount of $750 bearing interest at 8% per annum. The OXO products are primarily made, by manufacturers located in the Far East, according to OXO's designs and specifications. Subsequent to the acquisition, the line was extended to include products designed for use outside of the kitchen (i.e.,household tools). The kitchen/household tools sold by OXO generally utilize a proprietary handle which is covered by patents owned by the Company which run through 2002. OXO kitchen/household tools are distributed primarily in the United States through department stores, gourmet and specialty outlets and mass merchandisers. OXO also sells a line of garden tools that utilizes its proprietary handle. Garden tools are primarily distributed through specialty outlets. The OXO product category has experienced significant growth since acquisition.

The market in which the Company's kitchen/household tool product category competes is a large market encompassing many types of tools and gadgets. As such, the Company is not able to define its market share, but believes that its share is minimal.

Gross revenues derived from the kitchen/household tool category were $22,776 in 1996.

PRECISION CUTTING TOOLS SEGMENT

Effective October 1, 1994, the Company purchased certain assets of Walter Absil Company Limited and Olfa Products Corp. (collectively referred to as the "Olfa Products Group"). The purchase price was $13,576 and consisted of a cash payment of $6,843, Subordinated Promissory Notes in the principal amount of $2,233 bearing interest at 6% per annum and 400,000 restricted shares (valued at $4,500) of the Company's common stock. The Olfa Products Group is the exclusive distributor, in the United States and Canada, of precision cutting tools and accessories manufactured by Olfa Corporation of Osaka, Japan. The Company believes that relations with Olfa Corporation are strong and that a long-term relationship will continue. Products of the Olfa Products Group are sold to industrial users and both through distributors and direct, to hobby, craft, hardware and fabric stores.

The North American hobby and craft market is both large and diverse with sales exceeding $11 billion. Products distributed through the Olfa Products Group compete in small selected segments in this market. Typically, these products compete on the basis of performance and value.

Gross revenues derived from the precision cutting tool segment were $16,938 in 1996.

DISTRIBUTION

Housewares products are sold by the Company to most major retail and wholesale distribution organizations in the United States and Canada through its direct sales force and through independent commissioned sales representatives. The Olfa Products Group also utilizes a combination of a direct sales force and independent commissioned sales representatives.

In addition, the Company sells products through a chain of "manufacturers' retail outlet" stores operating under the name "Chicago Cutlery etc., Inc." Gross revenues derived from the stores were $9,471 in 1996.

MAJOR CUSTOMERS

During 1996, the ten largest customers of the Company accounted for 41% of the Company's gross sales -- no single customer accounted for more than 10% of total sales. The Company has had good long-term relationships with its major customers.

EMPLOYEES

The Company employs approximately 600 persons, of whom approximately 330 are involved in manufacturing with the balance serving in sales, general and administrative capacities. The Company believes that its relations with employees are good.

Approximately 185 employees are represented by one labor organization, which has a contract expiring March 14, 1999.

EXPORT SALES

Exports account for less than 10% of the Company's total sales.

RAW MATERIALS

The principal raw materials used in manufacturing the Company's housewares products are steel, ceramic compounds, plastic compounds and hardwood products. All of these materials are generally available from numerous suppliers, and the Company believes that the loss of any one supplier would not have a significant impact on its operations. The Company's precision cutting tool products are imported as finished goods.

SEASONALITY

Shipments of cookware, cutlery and kitchen tools are higher in the second half of the year, and highest in the fourth quarter, due to the seasonality of housewares retail sales. Shipments of precision cutting tools vary little from quarter to quarter.

WORKING CAPITAL

The future competitive position of the Company will become increasingly dependent upon its ability to meet rapid delivery requirements from customers. The Company believes that increased technological and supply chain initiatives will position it well for the heightened customer requirements, while maintaining an optimal level of inventory. Inventories at year end were reduced by $8,354 from 1995 to 1996 due to (i) the disposition of the Sidney Division and the stamped and spun aluminum cookware product line, (ii) the Company's emphasis on sales forecasting and (iii) an inventory reduction program.

While the Company normally sets payment terms at net 30 days, industry practice has dictated an occasional extension of such terms. Accordingly, certain customers have been given extensions of payment terms.

FOREIGN OPERATIONS

The Company operates a wholly owned subsidiary located in Montreal, Canada. Revenues, Operating Income and Assets of the subsidiary were, in each case, less than 10% of total Company Revenues, Operating Income and Assets for the years ended December 31, 1995 and 1994. Gross Revenues, Operating Income and Identifiable Assets of the subsidiary were $6,295, $1,401 and $6,207 for the year ended December 31, 1996.

Item 2.   Properties

The following table sets forth the location and size of the Company's principal properties.

OPERATING FACILITIES

Property Owned

                                                          APPROXIMATE
                                                          FLOOR AREA
LOCATION              NATURE OR USE OF PROPERTY           (Square Feet)

HOUSEWARES SEGMENT:

Terre Haute, IN      Manufacturing, distribution and      469,000
                     administrative (Ceramic on Steel(TM)
                     cookware and distribution of
                     cutlery and kitchen/household tool products)

Wauconda, IL         Manufacturing (cutlery)               65,000

Property Leased:
                                        APPROXIMATE        EXPIRATION
                      NATURE OR         FLOOR AREA         DATE
LOCATION              USE OF PROPERTY   (Square Feet)      OF LEASE




HOUSEWARES SEGMENT:

Sidney, OH            Warehouse (Sub-leased
                       to third party)   32,000            July 31, 1999
Terre Haute, IN       Warehouse         172,800            July 1, 1998
New York, NY          Administrative     25,000            September 30, 1998
Antioch, IL           Manufacturing      50,000            May 1, 1998
                      (cutlery associated
                      products)

PRECISION CUTTING TOOL SEGMENT:

St. Laurent,          Administrative
   Quebec, CD         and Warehouse       16,230           Nov. 30, 1997
Plattsburgh, NY       Warehouse           27,700           Oct. 1, 1997

In addition, the Company leases an average of 2,700 square feet of retail space in 26 factory outlet malls with initial lease terms ranging from 3 to 7 years.

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

Item 3.   Legal Proceedings

The Company and its wholly owned subsidiary, Chicago Cutlery, Inc., instituted an action on February 2, 1995, against the personal representatives of the Estate of Ronald J. Gangelhoff in the United States District Court for the District of Minnesota, Fourth Division. The action was instituted in order to comply with Minnesota probate practices for settling claims against estates. The action sought indemnity and/or contribution for all losses and expenses suffered and incurred, and to be suffered and incurred, by the plaintiffs arising from the New Hampshire Department of Environmental Services mandated clean-up of hazardous substances generated at the Antrim, New Hampshire, manufacturing site owned by Chicago Cutlery, Inc. and arising from the remediation of the site and the landfill at which some of the substances were disposed. The action also sought a declaratory judgment that the defendants were liable to the Company. The action was brought on the basis of the breach of representations and warranties in the 1988 Stock Purchase Agreement pursuant to which the Company purchased the stock of Chicago Cutlery, Inc.
from Ronald J. Gangelhoff.    It was also brought under the provisions of the
Comprehensive Environmental Response, Compensation, and Liability Act, the provisions of the New Hampshire Hazardous Waste Clean-up and Contribution statutes and under common law causes of action. It is the opinion of the Company's in-house legal counsel that adequate support exists in favor of the Company in the case. Because the Company has fully offset all amounts expended to mandated remediation of hazardous substances at the Antrim, New Hampshire facility (the "Antrim Site") and believes this remedy is sufficient and fully defensible, the action against the Estate of Ronald J. Gangelhoff was voluntarily dismissed in October of 1996.

Before the death of Mr. Gangelhoff, Chicago Cutlery, Inc. had instituted an action on October 8, 1993, against David D. Hurlin in the United States District Court for the District of New Hampshire, seeking damages and a declaratory judgment that Mr. Hurlin was liable to plaintiff for losses and expenses suffered and incurred, and to be suffered and incurred, arising from the mandated clean-up of hazardous substances generated at the Antrim Site, during the period it was owned by Goodell Company and arising from remediation of the site. The basis of the action against Mr. Hurlin was that as chief executive officer, a director and substantial stockholder of the Goodell Company he was in control of, or in a position to control and direct, hazardous substances handling and disposal practices at the site when hazardous substances were improperly released to the environment. The action was brought under the provisions of the Comprehensive Environmental Response, Compensation, and Liability Act, the provisions of the New Hampshire Hazardous Waste Clean-up and Contribution statutes and under common law causes of action. This action was settled in October of 1996 and Mr. Hurlin paid the Company $350 in exchange for a release from liability for the mandated remediation of the Antrim Site.

For information concerning various environmental matters with which the Company is involved, see Note 12 to the Consolidated Financial Statements included in this Report.

Item 4.   Submission of Matters to a Vote of Security Holders.

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

The following individuals are executive officers of the Company, each of whom will serve in the capacities indicated until May 13, 1997, or until the election and qualification of a successor.

Name                 Position with Company                Age

Paul A. Saxton       Chairman of the Board, President,     58
                     and Chief Executive Office

John C. Blackwell    Vice President, Sales and Marketing   59

Gordon H. Brown      Vice President, Supply Chain          57
                     Management and Logistics

Stephen M. Evans     Vice President, Administration        55

Robert L. Gray       Vice President, Corporate Development 46
                     and Chief Financial Officer

William V. Higdon    Vice President, Chief Information     52
                     Officer

Raymond J. Kulla     Vice President, Secretary and         50
                     General Counsel

Mark S. Scales       Vice President, Corp. Controller      37

Messrs. Saxton, Evans and Gray have been executive officers of the Company for
more than five years.   Mr. Kulla has been employed with the Company since
November 14, 1995, and an executive officer since January 1, 1996. Prior thereto, he was Vice President, General Counsel and Secretary of AXIA Incorporated. Mr. Blackwell has been employed with the Company and an executive officer since March 20, 1995. Prior thereto, he served as Vice President, Sales and Marketing, for EMX Corporation, Executive Vice President, Sales and Marketing of Moulinex Appliances, Inc. and President and General Manager of Oster Housewares, a division of Sunbeam/Oster Company. Mr. Brown has been employed with the Company and an executive officer since July 3, 1995. Prior thereto, he served as Managing Director of Bottom Line Logistics, a management consulting firm. Mr. Scales has been employed with the Company and an executive officer since July 10, 1995. Prior thereto, he served as Controller at Cosco, Inc. and Hoosier Energy Rural Electric Cooperative, Inc. and as a Senior Audit Manager at Price Waterhouse. Mr. Higdon has been employed with the Company and an executive officer since December 2, 1996. Prior thereto, he served as Director of Information Systems and Logistics at Merillat Cabinet, a division of Masco.

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

The approximate number of holders of Common Stock as of March 17, 1997, including beneficial owners of shares held in nominee accounts of whom the Company is aware, was 1,000.

Item 6.   Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

Year Ended December 31, 1996      1995      1994      1993      1992
(in thousands except per share amounts)

Net sales               $105,479  $119,340  $97,729   $88,529    $81,593
Operating income (loss)     (107)    7,080    6,637     6,415      8,342
Interest expense, net      2,751     3,115    1,699     1,299      1,319
Income (loss) before
  income taxes and
  extraordinary item      (2,858)    3,965    4,938     5,116      7,023
Income taxes (benefit)      (842)    1,679    2,188     2,080      2,599
Income (loss) before
  extraordinary item      (2,016)    2,286    2,750     3,036      4,424
Extraordinary item, net
  of income tax benefit      619         -        -         -          -
Net income (loss)       $ (2,635) $  2,286  $ 2,750   $ 3,036    $ 4,424
Average number of
  common shares
  outstanding including
  common stock
  equivalents              3,768     3,769    3,440     3,340      3,295
Income (loss) before
  extraordinary item
  per common share      $  (0.54) $   0.61  $  0.80   $  0.91    $  1.34
Extraordinary item, net
  of income tax benefit
  per common share      $  (0.16) $      -  $     -   $     -    $     -
Net income (loss)
  per common share      $  (0.70) $   0.61  $  0.80   $  0.91    $  1.34
Dividends per common
  share                 $   0.32  $   0.32  $  0.32   $  0.32    $  0.32
Financial Summary:
  Total assets          $ 95,279  $104,610  $98,358   $72,017    $72,001
  Total debt              32,765     39,201  34,313    17,000     20,053
  Net worth               48,490     51,848  50,255    43,929     41,696

VALUATION AND QUALIFYING ACCOUNTS
(in thousands except per share amounts)

                            Additions
             Balance at     Charged to       Deductions         Balance
             beginning      costs and        net of             at end
Description  of period      expenses         recoveries         of period
------------------------------------------------------------------------------

Reserves deducted
from assets to
which they
apply:

Allowances for
possible losses
and discounts -
accounts
receivable:

Years Ended
December 31,:

1996:             $4,029      $9,409        $9,863        $3,575

1995:             $5,312      $8,908       $10,191        $4,029

1994:             $3,379      $7,649        $5,716        $5,312

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in Thousands Except per Share Amounts)

Year Ended December 31, 1996 versus 1995

Net sales for 1996 were $105,479, a decrease of 11.6% from net sales in 1995 of $119,340. This decrease was caused primarily by the sale of the assets of the Company's cast iron and cast aluminum cookware businesses ("Sidney Division") effective August 1, 1996, which resulted in a $12,725 net sales reduction from 1995 to 1996. Sales of the Company's remaining cookware businesses were $5,764 less in 1996 than in 1995, due primarily to non-recurring, initial orders shipped in 1995 that resulted from the 1994 acquisition of the assets of Normandy, enamel on steel cookware business of National Housewares, Inc. and less shelf space dedicated to enamelware products in 1996 by two major retailers. Increased sales of kitchen tools partially offset the reduction in sales of the Company's cookware businesses. Pricing changes had minimal impact on the change in sales from 1995 to 1996. Gross profit decreased from $40,312 in 1995 to $37,177 in 1996 due to decreased sales volume and the Company's inventory reduction program which resulted in decreased production levels, causing higher fixed overhead costs to be recorded in the Company's Consolidated Statement of Operations. Gross profit was favorably impacted by the reversal of a LIFO reserve associated with the sale of the assets of the Sidney Division and favorable foreign currency experience related to purchases of precision cutting tools. As a percentage of net sales, gross profit increased to 35.2% in 1996 from 33.8% in 1995 due primarily to the LIFO reserve reversal, the favorable foreign currency experience and favorable change in sales mix. Selling, general and administrative expenses increased to $37,284 in 1996 from $33,232 in 1995. As a percentage of net sales, selling, general and administrative expenses were 35.3% in 1996 and 27.8% in 1995. The loss on the sale of the assets of the Sidney Division accounted for most of the increase in selling, general and administrative expenses.

Operating income(loss) was $(107) in 1996, a reduction of $7,187 from operating income in 1995 of $7,080. Interest expense decreased from $3,115 in 1995 to $2,751 in 1996 due to a reduction in working capital that resulted primarily from the Company's inventory reduction program and the sale of the assets of the Sidney Division. The loss before extraordinary item of $2,016, or $0.54 per share, in 1996 compares to income before extraordinary item of $2,286, or $0.61 per share, in 1995. The extraordinary charge in 1996 is due to the partial prepayment $(10,000) of 8.41% Senior Notes payable to a group of institutional investors and the execution of a new bank credit agreement. The charge is comprised of the prepayment penalty and the write-off of unamortized debt issuance costs. This charge, net of applicable income taxes, amounted to $619, or $0.16 per share. The net loss for 1996 was $(2,635), or $(0.70) per share, as compared to net income of $2,286, or $0.61 per share, in 1995.

Year Ended December 31, 1995 versus 1994

Net sales for 1995 were $119,340, an increase of 22% over net sales of $97,729 in 1994. The increase resulted primarily from acquisitions made in the third and fourth quarters of 1994, as well as market penetration in the Company's kitchen tools product line. Revenue increases resulting from acquisitions represented approximately $14,660 or 15% of the growth in total sales. The sales increase in the kitchen tool product line was driven primarily by volume with modest price increases also a contributing factor. Gross profit increased from $35,010 in 1994 to $40,312 in 1995 as a result of increased sales volume. As a percentage of net sales, gross profit decreased 2% from 1994. Gross profit percentage was adversely affected by an increased cost of aluminum, an unfavorable change in sales mix as well as inventory balancing that resulted in adjustments to inventory and cost of sales.

Selling, general and administrative expenses increased to $33,232 from $28,373 in 1994. As a percentage of sales, selling, general and administrative expenses decreased from 29.0% in 1994 to 27.8% in 1995. Of the gross dollar increase, approximately $3,500 is directly attributable to 1994 acquisitions. In addition, significant personnel changes were made in 1995 resulting in approximately $450 of increased severance and employment costs. Increases in contractual incentive payments to the former owners of the kitchen tool product line and royalty payments related to the design of the kitchen tool product line driven by increased sales accounted for $516 of the increase. A restructuring of distribution activities and the move of a manufacturing facility resulted in an increase of $269. The decrease as a percentage of sales was a result of increased sales activity covering fixed selling, general and administrative costs.

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

Capital Resources and Liquidity

Inventories decreased from $26,867 in 1995 to $18,513 in 1996. Approximately 40% of the decrease was due to the sale of the assets of the Sidney Division. The remaining reduction in inventories resulted from the Company's emphasis on sales forecasting and an inventory reduction program, the combination of which will allow the Company to deal effectively with customer service and also optimize inventory levels. Inventories increased from $20,841 in 1994 to $26,867 in 1995. The increase was due to Company-wide goals of improving customer service coupled with a soft retail holiday buying season that resulted in below forecast sales in the fourth quarter of 1995.

On November 30, 1994, the Company completed a financing package consisting of a $30,000 three-year bank credit agreement and the private placement of $20,000 of 8.41% Senior Notes payable to a group of institutional investors. Proceeds from the new financing package were used to refinance existing bank loans incurred to support working capital requirements and for acquisitions. On November 13, 1996, the Company entered into a new bank credit agreement, resulting in increased borrowing capacity. The new bank credit agreement provides for $45,000 of borrowing capacity and expires on December 31, 1999. The Company used proceeds from the new bank credit agreement to prepay $10,000 of 8.41% Senior Notes on November 15, 1996. As a result of the restructuring of its financing in 1996, the Company believes that it has sufficient liquidity to fund existing operations and to continue to make acquisitions.

Substantially all of the expenditures made by the Company to comply with environmental regulations were for the remediation of previously contaminated sites. The Company has established a reserve to cover such expenses (see Note 12 to the Consolidated Financial Statements). In addition to the amounts provided for in the reserve, the Company may be required to make certain capital expenditures which, in aggregate, are not expected to be material. Subsequent to the completion of the remediation contemplated in setting the reserve, the Company believes that the ongoing costs of compliance with environmental regulation, including the cost of monitoring, pollution abatement and disposal of hazardous materials, will not be material.

Effect of Inflation

For the years ended December 31, 1996 and 1994, there were no significant effects related to price increases. For the year ended December 31, 1995, price increases in certain commodities used by the Company (e.g., aluminum ingot (44%), steel (5%) and packaging materials (10%)) had an adverse effect on the operations of the Company. The impact of the aluminum ingot increase adversely impacted operating income by approximately $800. As a result of the sale of the Sidney Division's assets, the Company does not have future exposure related to aluminum ingot price increases.



Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements

Financial Statements:

Report of Independent Accountants

Consolidated Statement of Operations for the three years ended December 31, 1996

Consolidated Statement of Changes in Stockholders'
Equity for the three years ended December 31, 1996

Consolidated Balance Sheet at December 31, 1996 and
1995

Consolidated Statement of Cash Flows for the three years ended December 31, 1996

Notes to Consolidated Financial Statements


Quarterly Financial Information

Financial Statement Schedule:
For the three years ended December 31, 1996
VII - Valuation and Qualifying Accounts


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


REPORT OF INDEPENDENT ACCOUNTANTS

Price Waterhouse LLP

To the Board of Directors and Stockholders of General Housewares Corp. In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of General Housewares Corp., and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
Indianapolis, Indiana
January 31, 1997


CONSOLIDATED STATEMENT OF OPERATIONS

For the year ended December 31,  1996          1995          1994
(in thousands except per share amounts)

Net sales                        $105,479      $119,340      $97,729
Cost of goods sold                 68,302        79,028       62,719
Gross profit                       37,177        40,312       35,010
Selling, general and
  administrative expenses          37,284        33,232       28,373
Operating income (loss)              (107)        7,080        6,637
Interest expense, net               2,751         3,115        1,699
Income (loss) before income taxes
  and extraordinary item           (2,858)        3,965        4,938
Income tax expense (benefit)         (842)        1,679        2,188
Income (loss) before
  extraordinary item               (2,016)        2,286        2,750
Extraordinary item, net
  of income tax benefit               619             -            -
Net income (loss)                $ (2,635)      $ 2,286      $ 2,750
Earnings (loss)per common share
  primary and fully diluted:
Income (loss) before
  extraordinary item,
  per common share               $  (0.54)      $  0.61      $  0.80
Extraordinary item, net
  of income tax benefit
  per common share               $  (0.16)      $     -      $     -
Net income (loss)
  per common share               $  (0.70)      $  0.61      $  0.80
See notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                           Common       Common      Capital in  Cumulative
Balances                   Stock        Stock       Excess of   Translation
(in thousands)             Shares       Amount      Par Value   Adjustment

  December 31, 1993        3,567        $1,189      $18,034     $     -
Restricted stock
  activity                   (23)           (5)          82           -
Shares issued upon exercise
  of options                  16             5          141           -
Shares issued for employee
  stock purchase plan          7             2           70           -
Tax benefit from exercise
  of stock options             -             -           14           -
Shares issued for
  acquisition                400           133        4,367           -
Translation adjustments        -             -            -        (215)
Minimum pension
  liability                    -             -            -           -
Dividends                      -             -            -           -
Net Income                     -             -            -           -

  December 31, 1994        3,967         1,324       22,708        (215)
Restricted stock
  activity                    11             4           72           -
Shares issued upon exercise
  of options                  21             7          205           -
Shares issued for employee
  stock purchase plan          4             1           67           -
Shares issued to
  treasury                    34            11          422           -
Tax benefit from exercise
  of stock options             -             -           54           -
Translation adjustments        -             -            -         176
Minimum pension
  liability                    -             -            -           -
Dividends                      -             -            -           -
Net Income                     -             -            -           -

  December 31, 1995        4,037         1,347       23,528         (39)
Restricted stock
  activity                    15             5          211           -
Shares issued upon exercise
  of options                  18             5          139           -
Shares issued for employee
  stock purchase plan         11             4           84           -
Tax benefit from exercise
  of stock options             -             -           14           -
Translation adjustments        -             -            -         (56)
Minimum pension
  liability                    -             -            -           -
Dividends                      -             -            -           -
Net Income (loss)              -             -            -           -

  December 31, 1996        4,081        $1,361      $23,976        $(95)

                                                    Minimum
                            Retained    Treasury    Pension
                            Earnings    Stock       Liability     Total

  December 31, 1993         $28,368     $(3,216)    $(  446)      $43,929

Restricted stock
  activity                        -           -           -            77
Shares issued upon exercise
  of options                      -           -           -           146
Shares issued for employee
  stock purchase plan             -           -           -            72
Tax benefit from exercise
  of stock options                -           -           -            14
Shares issued for
  acquisition                     -           -           -         4,500
Translation adjustments           -           -           -          (215)
Minimum pension
  liability                       -           -          71            71
Dividends                    (1,089)          -           -        (1,089)
Net income                    2,750           -           -         2,750

  December 31, 1994          30,029      (3,216)       (375)       50,255
Restricted stock
  activity                        -           -           -            76
Shares issued upon exercise
  of options                      -           -           -           212
Shares issued for employee
  stock purchase plan             -           -           -            68
Shares issued to
  treasury                        -      (  433)          -             -
Tax benefit from exercise
  of stock options                -           -           -            54
Translation adjustments           -           -           -           176
Minimum pension
  liability                       -           -     (    83)       (   83)
Dividends                    (1,196)          -           -         (1,196)
Net Income                    2,286           -           -          2,286

  December 31, 1995          31,119      (3,649)     (  458)        51,848
Restricted stock
  activity                        -           -           -            216
Shares issued upon exercise
  of options                      -           -           -            144
Shares issued for employee
  stock purchase plan             -           -           -             88
Tax benefit from exercise
  of stock options                -           -           -             14
Translation adjustments           -           -           -            (56)
Minimum pension
  liability                       -           -          76             76
Dividends                    (1,205)          -           -         (1,205)
Net Income (loss)            (2,635)          -           -         (2,635)

December 31, 1996           $27,279     $(3,649)    $(  382)       $48,490

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

December 31,                          1996          1995
(in thousands)

ASSETS
Current assets:
  Cash and cash equivalents           $ 1,981       $ 3,414
  Accounts receivable, less
  allowances of $3,575
  ($4,029 in 1995)                     15,823        16,152
  Inventories                          18,513        26,867
  Deferred tax assets                   3,831         2,743
  Other current assets                    932           661
Total current assets                   41,080        49,837
Note receivable                         2,707             -
Property, plant and equipment, net     13,420        14,613
Other assets                            6,479         7,565
Patents and other intangible assets     4,195         3,830
Cost in excess of net assets
  acquired                             27,398        28,765
                                       ------        ------
                                     $ 95,279      $104,610

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt                    $      -      $ 12,000
  Current maturities of long-term
    debt                                2,190         2,163
  Accounts payable                      3,932         3,579
  Salaries, wages and related
    benefits                            1,671         2,487
  Accrued liabilities                   3,288         1,957
  Income taxes payable                    379         1,312
Total current liabilities              11,460        23,498
Long-term debt                         30,575        25,038
Deferred liabilities                    4,754         4,226
Commitments and contingent liabilities
(Note 12)
Stockholders' Equity:
  Preferred stock - $1.00 par value:
    Authorized - 1,000,000 shares
  Common stock - $.33-1/3 par value:
    Authorized - 10,000,000 shares
    Outstanding - 1996 - 4,080,736
      and 1995 - 4,036,334 shares       1,361         1,347
  Capital in excess of par value       23,976        23,528
  Treasury stock at cost - 1996
    and 1995 - 277,760 shares         (3,649)        (3,649)
  Retained earnings                    27,279        31,119
  Cumulative translation
    adjustment                            (95)          (39)
  Minimum pension liability              (382)         (458)
Total stockholders' equity             48,490        51,848
                                      -------       -------
                                      $95,279      $104,610

See notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CASH FLOWS


For the year ended December 31,     1996          1995         1994
(in thousands)
Operating activities:

Net income (loss)                  $(2,635)       $2,286       $2,750
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities -
Depreciation and amortization        4,853         4,486        3,623
Loss on sale of assets               2,335             -            -
Foreign exchange loss (gain)            21            85          (95)
Compensation related to stock
  awards                               215            77           76
Increase in deferred income taxes   (1,531)         (452)        (546)
(Increase) decrease in operating assets:
  Accounts receivable                  322           713       (2,636)
  Inventory                          5,311        (5,985)      (2,761)
  Other assets                        (476)           34         (482)
Increase (decrease) in operating
  liabilities:
  Accounts payable                     819        (1,094)       1,585
  Salaries, wages and related benefits,
  accrued and deferred liabilities     545           542          109
  Income taxes payable                (930)          171          408
                                    ------        ------       ------
Net cash provided by
  operating activities               8,849           863        2,031

Investing activities:

Additions to property, plant and
  equipment, net                    (4,236)       (4,345)      (2,545)
Payment for acquisitions                 -             -       (8,643)
Proceeds from sale of assets         1,750             -            -
                                   -------       -------      -------
Net cash used for investing
  activities                        (2,486)       (4,345)     (11,188)

Financing activities:

Collection (issuance) of notes
  receivable                          (370)            -        1,018
Long-term debt (repayment)
  borrowings                         3,541         4,803       (8,783)
Issuance (repayment)
  of senior notes                  (10,000)            -       20,000
Proceeds from stock options and employee
  stock purchases                      246           280          219
Dividends paid                      (1,205)       (1,196)      (1,089)
                                    ------        ------       ------
Net cash provided by (used for)
  financing activities              (7,788)        3,887       11,365
Net increase (decrease)in cash and
  cash equivalents                  (1,425)          405        2,208
Cash and cash equivalents at
  beginning of year                  3,414         2,993          785
Effect of exchange rate on cash         (8)           16            -
                                    ------        ------       ------
Cash and cash equivalents at
  end of year                       $1,981        $3,414       $2,993

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share amounts)

1.  Nature of Operations

The Company manufactures and markets consumer durable goods with principal lines of business consisting of housewares (cookware, cutlery, and kitchen tools) and precision cutting tools. In addition, the Company sells products through a chain of manufacturer's retail outlet stores. The majority of the Company's sales are derived from the housewares line.

2.  Accounting Policies

Principles of Consolidation - The Consolidated Financial Statements include the accounts of General Housewares Corp. and its subsidiaries, all of which are wholly-owned. All intercompany transactions and balances are eliminated in consolidation.

Inventories - Inventories are stated at the lower of cost or market and at December 31 were comprised of the following:

                        1996        1995

  Raw Materials         $ 2,873     $ 4,678
  Work in Process           953       2,910
  Finished Goods         15,629      21,348
                        -------     -------
                         19,455      28,936
  LIFO Reserve          (   942)    ( 2,069
                        -------     -------
                        $18,513     $26,867

Cost, at December 31, 1996, is determined on a last-in, first-out (LIFO) basis for approximately 76% (74% at December 31, 1995) of the Company's inventories. The remaining inventories are costed on a first-in, first-out (FIFO) basis.

Property, Plant and Equipment - Property, plant and equipment is recorded at cost and depreciated using the straight-line method based on useful lives of 20 to 30 years for buildings and 3 to 15 years for machinery and equipment.

Property, Plant and Equipment is as follows:

                        1996        1995

Land                    $   648     $   684
Buildings                 6,890       6,615
Machinery and Equipment  23,519      28,558
                        -------     -------
                         31,057      35,857
Depreciation            (17,637)    (21,244)
                        -------     -------
                        $13,420     $14,613

Other Current Assets - Included in other current assets at December 31, 1996 and 1995, is a receivable related to an anticipated recovery of $150 of estimated environmental costs and other miscellaneous receivables and prepaid expenses.

Other Assets - Included in other assets at December 31, 1996, are two manufacturing facilities (Land and Buildings - cost of $3,717 with accumulated depreciation of $933) that the Company no longer operates. These facilities are currently being leased to unaffiliated third parties under non-cancelable leases. Income generated by these leases is not significant to the consolidated results of operations of the Company. Each of these facilities is being depreciated over its estimated useful life using the straight-line method. Other assets also include prepaid pension expense.

Intangible Assets - The cost in excess of net assets acquired is amortized using the straight-line method over periods ranging from 10 to 40 years.
Other intangible assets arising from acquisitions are included in patents and other intangible assets and are amortized using the straight-line method over periods of 5 to 15 years. Amortization of intangible assets was approximately $1,789 in 1996 ($1,793 in 1995 and $1,179 in 1994) and accumulated amortization was $8,350 and $6,561 at December 31, 1996 and 1995, respectively. The Company assesses the recoverability of costs in excess of net assets acquired based on undiscounted future cash flows. No write-downs to such costs were incurred for the periods ended December 31, 1996, 1995, or 1994. At December 31, 1996 and 1995, the Company recognized an intangible asset related to the recording of a minimum pension liability in accordance with Statement of Financial Accounting Standards ("FAS") No. 87.

Advertising - The Company participates in cooperative advertising programs with certain customers related to products being promoted. In addition, the Company conducts consumer advertising programs designed to highlight product features and build brand awareness. Advertising expense related to the programs is expensed as incurred and was $3,644, $3,675, and $5,366 for the periods ended December 31, 1996, 1995, and 1994, respectively.

Deferred Liabilities - Deferred liabilities include a minimum pension liability, deferred income taxes, and deferred compensation.

Earnings per Share - Earnings per share are computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

Sales to Significant Customers - During 1995 and 1994, the Company had gross sales to a single customer of $12,980 and $13,278, respectively, which represented approximately 10% and 13% of total sales for 1995 and 1994, respectively. During 1996, there were no sales to a single customer that exceeded 10% of total sales.

Accounts Receivable - Substantially all accounts receivable are uncollateralized and arise from sales to the retail industry. Accounts receivable allowances include reserves for doubtful accounts, returns, adjustments, and cooperative advertising allowances to customers.

Reclassification - Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.

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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.  Restructuring Charges

On January 4, 1996, the Company announced its intention to exit its cast iron and cast aluminum businesses ("Sidney Division"). A purchase agreement to sell the assets of the Sidney Division, effective August 1, 1996, was executed whereby the Company received consideration of $4,000 in the form of a cash payment of $450, a note receivable of $3,000, and the purchaser's assumption of certain liabilities. The consideration was received in exchange for certain assets of the Sidney Division, as well as associated brand names and trademarks. The note receivable has been discounted to a net present value of $2,707 and will be paid with a $1,000 initial payment on July 31, 1999 and quarterly payments of $125 commencing October 31, 1999, through July 31, 2003. As a result of this agreement, the Company has recorded, as a component of selling, general and administrative expenses, a charge against earnings of $3,198 ($400 of which relates to loss on curtailment of the Sidney Division defined benefit pension plans). A benefit of $928 was recorded in cost of sales as a result of the reversal of the Sidney Division LIFO reserve offset by other inventory loss reserves. Approximately $1,200 of the selling, general and administrative charge remains as a component of accrued liabilities and as a reduction to non-current assets at December 31, 1996, representing future warranty and pension payments to be made by the Company. Net sales of the Sidney Division were $4,159, $16,884, and $17,298 in 1996, 1995, and 1994, respectively. The income (loss) from operations (including cooperative advertising, warehousing, and direct marketing expenses, but excluding restructuring charges and allocation of corporate overhead expenses) of the Sidney Division was $(1,496), $820, and $525 in 1996, 1995, and 1994,
respectively.

In addition to the foregoing, the Company closed three manufacturer's retail outlet stores, sold certain assets associated with its stamped and spun aluminum cookware product line and incurred a charge related to the write-down of certain production equipment to net realizable value in 1996. The results of operations of these stores and the stamped and spun aluminum cookware product line, the charges incurred as a result of their disposition and the aforementioned write-down related to production equipment amounted to approximately $530 for the year ended December 31, 1996.

On January 17, 1996, the Company sold a non-operating facility located in Hyannis, Massachusetts. The Company received cash of $1,300 for the facility which represented an amount slightly greater than net book value.

4.  Acquisitions

Effective October 1, 1994, the Company purchased the assets of Walter Absil Company Limited and Olfa Products Corp. (collectively referred to as "Olfa Products Group"). The Olfa Products Group is the exclusive distributor, for the United States and Canada, of precision cutting tools and accessories manufactured by Olfa Corporation of Osaka, Japan. Assets acquired included accounts receivable, inventories, and equipment.

The purchase price was $13,576 and consisted of a cash payment of $6,843, Subordinated Promissory Notes in the principal amount of $2,233 bearing interest at 6% per annum, and 400,000 restricted shares (valued at $4,500) of the Company's common stock. The common stock issued in connection with this acquisition is restricted as to both sale and voting rights. All such restrictions will expire no later than September 30, 1999.

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

The following unaudited pro forma information combines the consolidated results of operations of the Company, the Olfa Products Group, and Normandy as if the acquisitions had occurred at the beginning of 1994. The pro forma information is not necessarily indicative of the results of operations which would have actually occurred during such periods.

(Unaudited)
                              1994

  Net sales                   $114,184
  Income before taxes            5,831
  Net income                     3,277
  Earnings per average
     common share             $   0.88



5.  Debt

Long-term and short-term debt includes the following:

December 31,                  1996        1995

Bank Credit Agreement         $18,000     $12,000
8.41% Senior Notes
  payable in equal annual
  installments commencing
  1998 through 2004            10,000      20,000
12% subordinated note
  payable in equal annual
  installments commencing
  1996 through 2000             3,211       4,368
Deferred payment obligation
  due in quarterly installments
  of $125 from January, 1995
  through September, 1998
  (discounted at 6%)              825       1,363
6% subordinated notes
  payable in equal annual
  installments
  commencing 1995 through
  1997                            729       1,470
                              -------     -------
                               32,765      39,201
Less current maturities
  and short-term debt           2,190      14,163
                              -------     -------
Long-term debt                $30,575     $25,038

At December 31, 1996, and 1995, all of the Company's debt outstanding was unsecured.

The bank debt outstanding at December 31, 1996, relates to a Credit Agreement with three banks, dated November 13, 1996, consisting of an aggregate commitment of $45,000 of which $3,046 was reserved for letters of credit at December 31, 1996. This Credit Agreement expires on December 31, 1999, and replaced a similar agreement with two banks which consisted of an aggregate
commitment of $30,000.   The Credit Agreement may be renewed, under certain
circumstances, for two additional one-year periods. Drawings under the Credit Agreement are priced at the banks' Prime or LIBOR with spreads based on an incentive formula. At December 31, 1996, the Company could borrow under the Credit Agreement at Prime of 8.25% or LIBOR + 1.0%. The interest rate on outstanding amounts at December 31, 1996, was 6.62%. Commitment fees of .25% of the unused balance on the line of credit are included in interest expense. The amounts outstanding under the previous Credit Agreement at December 31, 1995, were classified as short-term debt as the Company intended to, and subsequently did, repay such amounts from current working capital.

During 1994, the Company sold $20,000 of 8.41% Senior Notes payable to a group of institutional investors. On November 15, 1996, the Company prepaid $10,000 of the 8.41% Senior Notes with proceeds from the Credit Agreement. The Company incurred a prepayment penalty of $799 related to this transaction. In addition, the Company incurred a write-off of unamortized debt issuance costs of $89 related to this transaction and the replacement of the aforementioned
Credit Agreement.   In accordance with FAS No. 4, "Reporting Gains and Losses
from Extinguishment of Debt", the prepayment penalty and the write-off of unamortized debt issuance costs have been reflected as an extraordinary item, net of applicable income tax benefit of $269, in the Consolidated Financial Statements.

Terms of the Credit Agreement and the Senior Notes require, among other things, that the Company maintain certain minimum financial ratios. In addition, the agreements provide for limits on dividends, certain investments, and lease commitments. At December 31, 1996, the Company was in compliance with all covenants contained in the Credit Agreement and the Senior Notes.
One of the covenants contained in the Credit Agreement is a fixed charges coverage ratio calculated on a rolling four quarter basis (commencing with the quarter ended September 30, 1996) at the end of each calendar quarter. Due to the seasonality of the Company's operations (substantially all of the Company's earnings occur in the last two quarters of the year) and the Extraordinary Item recorded in the fourth quarter of 1996, the Company believes it is likely that it will not be in compliance with the fixed charges coverage ratio as of the next measurement date (March 31, 1997). The Company expects to be in compliance with this covenant at December 31, 1997. The Company expects that it will be able to obtain waiver of any noncompliance if such noncompliance occurs in 1997 relative to this covenant. The Company also expects to be in compliance with all other covenants contained in the Credit Agreement and the Senior Notes during 1997.

The 12% subordinated note payable is due the estate of the former principal owner of Chicago Cutlery, Inc., a wholly-owned subsidiary of the Company. The estate is a significant stockholder of the Company. The principal balance of the note was reduced by $157 and $632 in 1996 and 1995, respectively, as an offset to payments made with regard to the environmental remediation program discussed in Note 12.

The deferred payment obligation was incurred in connection with the acquisition of the assets of the Normandy enamel on steel cookware business of National Housewares, Inc. In addition to the obligation listed in the above table, the Company had additional obligations related to the transaction of $2,382, all of which were paid in January, 1995.

Terms of the Deferred Payment Obligation and all of the Subordinated Notes provide for the right of offset upon the occurrence of certain events.

Aggregate principal payments for the five years subsequent to December 31, 1996, are as follows:

  1997                         $ 2,190
  1998                           2,793
  1999                          20,429
  2000                           1,640
  2001                           1,429
  Later years                    4,284

Cash paid during 1996 for interest, net of cash received, was $2,538 (1995 - $2,798; 1994 - $1,614). Of this amount, $579, $562, and $450 consisted of amounts paid to related parties in 1996, 1995, and 1994, respectively.

6.  Common Stock and Rights

Common stock reserved at December 31, 1996, included 322,286 shares reserved for outstanding stock options.

In February, 1989, the Company effected a dividend distribution of one Right for each outstanding share of common stock. Under certain circumstances, each Right may be exercised to purchase 1/100th of a share of Series A Junior Participating Preferred Stock, at a purchase price of $25, subject to adjustment to prevent dilution. Each preferred share fraction is designed to be equivalent in voting and dividend rights to one share of common stock. The Rights may only be exercised after a person acquires, or has the right to acquire, 21% or more of the common stock or makes an offer for 30% or more of the common stock. The Rights, which do not have voting rights and do not entitle the holder to dividends, expire on February 27, 1999, and may be redeemed by the Company prior to their being exercisable at a price of $.01 per Right.

7.  Stock Plans

At December 31, 1996, the Company had two stock plans which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan and its stock purchase plan. Had compensation cost for the Company's stock plans been determined based, on the fair value at the grant dates for transactions under those plans consistent with the method of FAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss and net loss per share for 1996 and net income and net income per share for 1995 would have been adjusted to the pro forma amounts indicated below:
                               1996            1995
(Loss) income from
  continuing operations:
     As reported               $(2,016)        $2,286
     Pro forma                 ( 2,152)         2,238
(Loss) income per share
  from continuing operations:
     As reported                $(0.54)        $ 0.61
     Pro forma                   (0.57)          0.59

The risk-free rate used in pro forma calculations is the yield, on the grant date, of a U.S. Treasury Strip with a maturity date equal to the expected term of the option. The expected life of vested stock options used in the calculation is five years with no assumed forfeiture. The volatility assumption utilized (36.22% and 34.28% in 1995 and 1996, respectively) was developed using the Company's historical stock price with future dividend activity assumed to be consistent with 1996 activity.

The Company maintains a fixed stock plan for key employees which provides for the granting of options or awards of restricted stock until January 31, 2003.

All stock options vest within three years of the date of grant with a maximum option term of seven years. A summary of transactions under the plan follows:

                              Restricted        Stock
                              Stock             Options
                              Shares            Shares            Wtd. Avg.
                                                                  Price

Outstanding December 31, 1993 38,000            253,738           $11.34
Granted during 1994           10,500              5,000            13.75
Canceled during 1994         (34,000)           (11,035)           13.06
Released or exercised
  during 1994                 (4,000)           (16,299)            9.00
Outstanding December 31, 1994 10,500            231,404            11.50
Granted during 1995           10,500            106,000            12.84
Canceled during 1995               -            (13,000)           13.01
Released or exercised
  during 1995                 (3,500)           (20,634)           10.40
Outstanding December 31, 1995 17,500            303,770            11.98
Granted during 1996           15,268             44,500            10.39
Canceled during 1996               -            ( 7,550)           13.12
Released or exercised
  during 1996                 (9,500)           (18,434)            7.84
Outstanding December 31, 1996 23,268            322,286           $11.97

Options granted under the plan provide for the issuance of common stock at not less than 100% of the fair market value on the date of grant. When options are exercised, proceeds received are credited to common stock and capital in excess of par value. Stock options were exercised at prices ranging from $7.125 to $11.000 per share in 1996. Of the Options Outstanding at December 31, 1996, 112,667 were granted at prices ranging from $7.125 to $10.375 per share while 209,619 were granted at prices ranging from $11.000 to $14.000 per share. The weighted average remaining contractual life for the ranges is 3.81 years and 5.18 years, respectively. Options for 194,467 shares were exercisable at December 31, 1996.

Restricted stock granted under the plan is subject to restrictions relating to earnings targets of the Company and/or continuous employment or other relationships.

On July 1, 1992, the Company introduced its Employee Stock Purchase Plan. The plan, administered by a Committee appointed by the Board of Directors, is intended to qualify as an "employee stock purchase plan" within the meaning of
Section 423 of the Internal Revenue Code. The Employee Stock Purchase Plan provides that shares of the Company's Common Stock will be purchased at the end of each calendar quarter with funds deducted from the payroll of eligible employees. Employees receive a bargain purchase price equivalent to 90% of the lower of the opening or closing stock price of each calendar quarter. Dividends paid to the Employee Stock Purchase Plan fund are reinvested in the fund to buy additional shares. At December 31, 1996, the balance in the plan consisted of 22,569 shares of General Housewares Corp. Common Stock (17,951 shares in 1995).

8.  Employee Benefit Plans

The Company sponsors four defined benefit pension plans (two of which cover union employees at the Sidney Division) which cover substantially all salaried and hourly employees. Pension benefit formulas are related to final average pay or fixed amount per year of service. It is the Company's policy to fund at least the minimum amounts required by applicable regulations. Effective August 1, 1996, the Sidney Division's plans no longer accrue service cost due to the 1996 sale of the assets of the Division.

Net periodic pension cost included the following components:


                              1996        1995        1994
Service cost-benefits
  earned during the period    $  544      $  459      $ 458
Interest cost on projected
  benefit obligation           1,302       1,226      1,166
Actual return on plan assets  (1,991)     (2,632)       (34)
Net amortization and deferral    819       1,561       (919)
                               -----       -----       -----
Net periodic pension cost     $  674      $  614     $  671


The funded status of the plans as of December 31 was as follows:

                               1996                     1995
                        Assets      Accumulated  Assets       Accumulated
                        Exceed      Benefits     Exceed       Benefits
                        Accumulated Exceed       Accumulated  Exceed
                        Benefits    Assets       Benefits     Assets


Accumulated benefit obligation

    vested             $12,383     $7,166      $14,193       $2,650
    non vested             195         20          304           51
                        ------     ------      -------        ------
                        12,578      7,186       14,497        2,701

Effect of projected salary
  increases              1,592          -        1,220            -
                        ------     ------       ------       ------
Projected benefit
  obligation            14,170      7,186       15,717        2,701
Plan assets at
  fair value            13,758      6,881       15,677        2,395
                        ------     ------       ------       ------
Plan assets less than
  projected benefit
  obligation              (412)      (305)         (40)        (306)
Unrecognized net transition
  (asset) liability       (415)      (270)        (823)          95
Unrecognized net loss
  from experience
  differences            2,240      1,154        2,246          793
Unrecognized prior service
  cost                     290      1,193          814          311
Adjustment to recognize
  minimum liability          -     (1,803)           -       (1,199)
                         ------     ------       ------       ------
Prepaid (accrued) pension cost
  recognized in balance
  sheet                $ 1,703     $(  31)     $ 2,197        $(306)



In accordance with the provisions of Statement of FAS No. 87 - "Employers' Accounting for Pensions", the Company has recorded an additional minimum liability at December 31, 1996 and 1995, representing the excess of the accumulated benefit obligation over the fair value of plan assets and prepaid pension asset. The minimum liability for plans with accumulated benefits in excess of assets of $1,803 and $1,199 at December 31, 1996 and 1995, respectively, has been included in the Company's Consolidated Balance Sheet as a deferred liability with an offset in other intangible assets and equity. In addition, as of December 31, 1996, a deferred tax asset of $227 ($336 as of December 31, 1995) has been recognized for the minimum liability charge to equity.

The actuarial present value of the projected benefit obligation at December 31, 1996 and 1995, was determined using a weighted average discount rate of 7.25% and a rate of increase in future compensation levels of 4%. The weighted average expected long-term rate of return on assets was 9% at December 31, 1996 and 1995. As of December 31, 1996, approximately 31% (1995
- 32%) of the plan's assets were invested in fixed income funds.

In addition to the defined benefit plans described above, the Company also sponsors a 401(K) plan for all full-time employees. The Company matches a portion of each employee contribution. The Company's contribution expense was $297 in 1996 ($316 in 1995 and $302 in 1994).

The Company maintains a non-qualified, unfunded deferred compensation plan for certain key executives providing payments upon retirement. The present value of the deferred compensation is included in deferred liabilities.



9.  Income Taxes

The components of the provision for income taxes were as follows:

                        1996        1995        1994
Current income tax expense
  (benefit):
  Federal               $  134      $1,624      $2,382
  State                     90         251         352
  Foreign                  471         219           -
                         -----       -----       -----
Total current income tax
  expense (benefit)        695       2,094       2,734
Deferred income tax
  expense (benefit):
 Federal                (1,390)       (389)       (546)
 State                    (141)        (57)          -
 Foreign                    (6)         31           -
                         -----       -----       -----
Total income tax
  expense (benefit)
  before extraordinary
  item:                  $(842)     $1,679      $2,188

Current income tax benefit
  on extraordinary item: $(269)          -           -
                         ------     ------      ------

Total income tax (benefit)
  expense              $(1,111)     $1,679      $2,188

A reconciliation between taxes from continuing operations computed at the federal statutory tax rate and the Company's consolidated effective tax rate is as follows:

                               1996       1995        1994
Computed tax at
  federal statutory rate      (  972)     1,348       1,679
State income taxes, net
  of federal income tax
  benefit                        (99)       128         232
Amortization of excess
  purchase price                 199        199         199
Miscellaneous items               30          4          78
                               -----      -----       -----
Total income tax expense
  (benefit) before
  extraordinary item          (  842)     1,679       2,188


Deferred tax assets (liabilities) are comprised of the following at December
31:

                                           1996       1995
Gross deferred tax assets:
Accounts receivable
  allowances                               $  761     $ 1,079
Inventory reserves                            934         487
Vacation                                      149         240
Self-insurance                                 75         117
Environmental reserve                         147         150
Foreign tax credit                            361           -
Restructuring                                 373           -
Other, miscellaneous                          810         449
                                            -----       -----
Gross deferred tax assets                  $3,610      $2,522

Gross deferred tax liabilities:
Property, plant and equipment               $(787)    $(1,239)
Pension                                   (   813)    (   552)
Other current receivables                 (    56)    (    56)
Other, miscellaneous                      (   100)    (   250)
                                           -------     -------
Gross deferred tax
  liabilities                             $(1,756)    $(2,097)
                                           -------    --------
Net deferred tax assets
                                           $1,854      $  425


Cash paid for income taxes during 1996 was $87 (1995 - $318; 1994 - $1,659).

The Company reached a settlement with the Internal Revenue Service in 1995 relating to a review of the Company's tax returns for the years ended December 31, 1991, 1992, and 1993. The settlement did not have a significant impact on the results of operations for the year ended December 31, 1995.

The Internal Revenue Service is reviewing the Company's tax returns for the years ended December 31, 1994 and 1995. The Company does not expect this review to have a significant impact on future results of operations.

10.  Operating Leases

The Company leases warehouses, administrative offices, computer equipment, and retail outlet store space. Certain of the retail store leases provide for contingent rental payments, generally based on the sales volume of the applicable retail unit. All leases in which the Company is engaged are classified as operating leases.

Future minimum annual lease payments under these operating leases, the majority of which have initial or remaining non-cancelable lease terms in excess of one year, were as follows at December 31, 1996:

  1997                  $1,652
  1998                     983
  1999                     560
  2000                     271
  2001                     154
  Later Years               60

Certain leases require payments of real estate taxes, insurance, repairs, and other charges. Total rental expense was $1,797 in 1996 (1995 - $2,098; 1994 - $1,455).

11. Fair Value of Financial Instruments

FAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of information about the fair value of certain financial instruments for which it is practical to estimate that value. The Company has performed fair value calculations on its financial instruments (principally debt obligations) and has determined that fair value approximates carrying value.


12. Commitments and Contingent Liabilities

The Company is currently involved in the review and evaluation, or remediation, of six sites posing potential or identified environmental contamination problems. Based on information currently available, management's best estimate of probable remediation costs, recorded as a liability, is $394 at December 31, 1996 ($403 at December 31, 1995), which aggregate amount management believes will be paid out during the course of the next five years. Within a range of reasonably possible environmental cleanup liabilities established on the basis of current information, the recorded liability represents substantially all of the currently estimable maximum loss that has been identified by the Company and its environmental advisors. Based on provisions in the stock purchase agreement related to the acquisition of Chicago Cutlery, Inc., the Company has recovered approximately $1,100 previously expended by the Company on the mandated remediation of hazardous wastes generated at the Antrim, New Hampshire, manufacturing site (the "Antrim Site") owned by Chicago Cutlery, Inc. through an offset to amounts owed to the holders of the 12% subordinated note (see Note 5). Based on the opinion of legal counsel, the Company considers it probable that it will retain such amounts. The holders of the 12% subordinated note have not agreed to such offset. In addition, the Company instituted an action against David D. Hurlin, former chief executive officer, director and substantial stockholder of the Goodell Company, a previous owner of the Antrim Site. The action sought to recover amounts expended due to the mandated remediation at the Antrim Site. This case was settled on October 18, 1996, and the Company has received payment from David D. Hurlin in the amount of $350. While neither the timing nor the amount of the ultimate costs associated with environmental matters can be accurately determined, management does not expect that these matters will have a material effect on the Company's consolidated financial position, results of operation, and cash flow.


13.  Segment Information

The Company's principal business involves the manufacture and marketing of consumer durable goods. These operations are classified into two reportable segments:

Housewares - Included in this segment are the Company's cookware, cutlery, and kitchen tool products, as well as a chain of manufacturer's retail outlet stores with sales derived primarily from these products. These products are used primarily in commercial and residential food preparation and are distributed primarily through mass merchandisers, department stores, and specialty shops.

Precision Cutting Tools - Included in this segment is the Company's Olfa Products Group. Products in this segment are designed and marketed for diverse commercial and residential use including hobby, craft, sewing, and construction. The goods are sold both directly and through distributors, primarily to hardware stores, and sewing/hobby/craft stores.

Financial information by reportable segments is as follows:

                                    Precision
                        Housewares  Cutting Tools

1996
Net sales               $  89,248   $16,231
Operating income (loss)    (2,600)    2,493
Identifiable assets        87,092     8,187
Depreciation and
  amortization              4,496       357
Capital expenditures,
  net                       4,210        26

1995
Net sales               $ 103,370   $15,970
Operating income            5,606     1,474
Identifiable assets        97,254     7,285
Depreciation and
  amortization              4,135       351
Capital expenditures,
  net                       4,325        20

1994
Net sales                $ 93,973   $ 3,756
Operating income            6,613        24
Identifiable assets        93,314     5,044
Depreciation and
  amortization              3,530        93
Capital expenditures,
  net                       2,545         -


The Precision Cutting Tools segment was added in October of 1994 as a result of an acquisition of assets. As such, 1994 results for this segment represent only three months of activity. As discussed in Note 3, the Company sold the assets of its Sidney Division, effective August 1, 1996.

During 1995 and 1994, the Company had gross sales to one customer of $12,577 and $13,046, representing 11% and 14% of total Housewares segment gross sales. During 1996, there were no sales to a single customer that exceeded 10% of a segment's sales.


QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes the 1996 and 1995 unaudited interim financial information:

(in thousands of dollars except per share amounts)


Quarter Ended           Dec. 31,    Sep. 30,    June 30,    Mar. 31,
                        1996        1996        1996        1996

Net sales               $32,858     $26,406     $21,613     $24,602
Gross profit             13,265       9,698       6,575       7,639
Income (loss) before
  extraordinary item      2,327          60      (2,174)     (2,229)
Extraordinary item, net
  of income tax benefit    (619)          -           -           -
Net income (loss)       $ 1,708     $    60     $(2,174)    $(2,229)
Earnings per
  common share:
  Income (loss) before
   extraordinary item
   per common share     $  0.61     $  0.02     $ (0.57)    $ (0.59)
  Extraordinary item, net
   of income tax benefit
   per common share     $ (0.16)    $     -     $     -     $     -
 Net income (loss)
   per common share     $  0.45     $  0.02     $ (0.57)    $ (0.59)
Dividends per common
  share                 $  0.08     $  0.08     $  0.08     $  0.08
Market price range:
  High                   10-7/8      12-5/8      14-1/8     11-3/4
  Low                     8-3/8       9          11          7-7/8

Quarter Ended           Dec. 31,    Sep. 30,    June 30,   Mar. 31,
                        1995        1995        1995       1995

Net sales               $36,467     $30,630     $24,882    $27,361
Gross profit             11,715      10,006       8,898      9,693
Net income                1,342         605         127        212
Earnings per
  common share:
  Net income            $  0.36     $  0.16     $  0.03    $  0.06
Dividends per common
  share                 $  0.08     $  0.08     $  0.08    $  0.08
Market price range:
  High                   11-5/8      14          14         16-3/8
  Low                     8-1/2      10-7/8      11-3/8     11-1/4


REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors of General Housewares Corp.

Our audits of the consolidated financial statements referred to in our report dated January 31, 1997 appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP
Indianapolis, Indiana
January 31, 1997



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with the Company's independent accountants on accounting and financial disclosure.

PART III

The information required by Part III, Items 10, 11, 12 and 13 with respect to the directors and executive officers of the Company has been omitted because this information appears on pages 1 to 9 of the Company's definitive proxy statement which the Company expects to file with the Securities and Exchange Commission on or prior to March 31, 1997, and which is incorporated herein by reference, except with respect to the identification and business experience of executive officers required by Item 10, which is set forth under the caption "Executive Officers of the Company" in Part I of this Report. The Report of the Compensation Committee and the Performance Graph, which begin on page 9 and on page 12, respectively, of the Company's definitive proxy statement, are not incorporated by reference.

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

      (ii) By-laws as amended November 12, 1996 (filed as Form 8-K on December 4, 1996, and incorporated herein by reference).

5. Rights Agreement dated as of February 22, 1989 (filed with the Securities and Exchange Commission as an Exhibit 2a Registration Statement on Form 8-A, and incorporated herein by reference).

10. Material Contracts

10.1 Note Purchase Agreement, dated November 30, 1994 among the Company and certain institutional investors (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

10.2 Credit Agreement, dated November 13, 1996, between the Company and Harris Trust and Savings Bank as agent, The First National Bank of Chicago, and The Northern Trust Company (filed as Form 8-K on December 4, 1996, and incorporated herein by reference).

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

*10i. Employment Agreement, dated November 11, 1995, between the Company and Raymond J. Kulla, relating, among other things, to retirement and termination agreements.

*10j. Employment Agreement, dated December 2, 1996, between the Company and William V. Higdon relating, among other matters, to retirement and termination agreements.

11.   Computation of primary earnings per share.

21.   Subsidiaries of the registrant.

23. Consent of Price Waterhouse, independent accountants, to the incorporation by reference constituting part of Registration Statements on Form S-8 (Nos. 33-33328, 2-77798 and 33-48336) of their report dated January 31, 1997.

99.   Audited financial statements of the Company's Employee Stock Purchase
Plan.


(b)   Reports on Form 8-K

Form 8-K was filed during the last quarter of 1996 documenting the credit agreement, dated November 13, 1996, between the Company and Harris Trust and Savings Bank as agent, The First National Bank of Chicago and The Northern Trust Company.


* Represents a contract, plan or arrangement pursuant to which compensation or benefits are provided to certain Executive Officers or Directors of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

          GENERAL HOUSEWARES CORP.

By        /s/ Robert L. Gray                             3/17/97
          Robert L. Gray                                 Date
          Vice President, Corporate Development,
          Chief Financial Officer, and Treasurer

By        /s/ Mark S. Scales                              3/17/97
          Mark S. Scales                                  Date
          Vice President, Controller and
          Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          /s/ Paul A. Saxton                               3/17/97
          Paul A. Saxton                                   Date
          Chairman of the Board
          President and Chief Executive Officer


          /s/ Thomas G. Belot                              3/17/97
          Thomas G Belot - Director                        Date

          /s/ Charles E. Bradley                           3/17/97
          Charles E. Bradley - Director                    Date

          /s/ John S. Crowley                              3/17/97
          John S. Crowley - Director                       Date

          /s/ Thomas L. Francis                            3/17/97
          Thomas L. Francis - Director                     Date

          /s/ Joseph Hinsey IV                             3/17/97
          Joseph Hinsey IV - Director                      Date

          /s/ Richard E. Lundin                            3/17/97
          Richard E. Lundin - Director                     Date

          /s/ Ann Manix                                    3/17/97
          Ann Manix  - Director                            Date

          /s/ Phillip A. Ranney                            3/17/97
          Phillip A. Ranney - Director                     Date



INDEX TO EXHIBITS

Exhibit No.

10j.          Employment Agreement

11.           Computation of primary earnings per share

21.           Subsidiaries of the registrant

23.           Consent of Price Waterhouse

27.           Financial Data Schedule

99.           Financial statements of the Company's Employee Stock
              Purchase Plan