Form 10-Q
period 1997-03-31
GENERAL HOUSEWARES CORP
filed 1997-05-14
CIK 40643

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C. 20549
FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 1997
OR
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to            .
Commission File No. 1-7117

GENERAL HOUSEWARES CORP.
(Exact name of Registrant as specified in its Charter)
Delaware                               41-0919772
(State or other jurisdiction of        (IRS Employer
incorporation or organization          Identification No.)
1536 Beech Street                      47804
Terre Haute,  Indiana                  (Zip Code)
(Address of principal executive offices)
Registrant's telephone number, including area code (812) 232-
1000
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.
Class of Common Stock          Outstanding at May 9, 1997
$.33-1/3 Par Value             3,814,110


GENERAL HOUSEWARES CORP.
INDEX
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
Consolidated Condensed Statements of Income and Retained Earnings
  Three months ended March 31, 1997 and1996

Consolidated Condensed Balance Sheets
  March 31, 1997 and December 31, 1996

Consolidated Condensed Statements of Cash Flows
  Three months ended March 31, 1997 and 1996

Notes to Consolidated Condensed Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

        SIGNATURES

PART I  FINANCIAL INFORMATION

GENERAL HOUSEWARES CORP. & SUBSIDIARIES
(Dollars in thousands except per share amounts)

Consolidated Condensed Statement of Income and Retained Earnings (UNAUDITED)

                                          For the three months
                                          ended March 31
                                          1997         1996
Net Sales                                 $20,875      $24,602
Cost of goods sold                         12,270       16,963
Gross profit                                8,605        7,639
Selling, general and
  administrative expenses                   9,095       10,747
Operating loss                               (490)      (3,108)
Interest expense, net                         595          672
Loss from operations before
  income taxes                             (1,085)      (3,780)
Income taxes                               (  391)      (1,551)
Net loss for the period                    (  694)      (2,229)
Retained earnings, beginning of period     27,279       31,119
Less:  Dividends ($.08 per common share
  in 1997 and 1996)                           304          300
Retained earnings, end of period          $26,281      $28,590


Earnings per common share:
  Net loss                                 ($0.18)      ($0.59)
See notes to consolidated condensed financial statement.

CONSOLIDATED CONDENSED BALANCE SHEET
                                                     As of
                                            March 31,      December 31,
                                            1997              1996
                                            (UNAUDITED)
ASSETS
Current Assets:
Cash                                        $ 2,926        $ 1,981
Accounts receivable, less
  allowances of $2,132
  ($3,575 in 1996)                           11,992         15,823
Inventories                                  20,640         18,513
Deferred tax asset                            3,831          3,831
Other current assets                          1,011            932
Income taxes refundable                         385            ---
  Total current assets                       40,785         41,080
Note receivable                               2,645          2,707
Property, plant and
  equipment, net                             13,096         13,420
Other assets                                  6,242          6,479
Patents and other intangible
  assets                                      4,089          4,195
Cost in excess of net assets
  acquired                                   27,041         27,398
                                            $93,898        $95,279
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of
  long term debt                            $ 2,190        $ 2,190
Notes payable                                   500            ---
Accounts payable                              3,064        3,932
Salaries, wages and related
  benefits                                    1,562        1,671
Accrued liabilities                           3,801        3,288
Income taxes payable                            ---          379
    Total current liabilities                11,117       11,460
Long term debt                               30,453       30,575
Deferred liabilities                          4,809        4,754
Stockholders equity:
Preferred stock - $1.00 par value:
  Authorized - 1,000,000 shares
Common stock - $.33-1/3 par value:
  Authorized - 10,000,000 shares
  Outstanding - 1997 - 4,101,848


  and 1996 - 4,080,736 shares.                 1,363        1,361
Capital in excess of par value                24,054       23,976
Treasury stock at cost - 1997 and
  1996 - 277,760 shares                       (3,649)      (3,649)
Retained earnings                             26,287       27,279
Cumulative translation
  adjustment                                    (154)         (95)
Minimum pension liability                       (382)        (382)
    Total stockholders' equity                 47,519      48,490
                                              $93,898     $95,279
See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
                                             For the three months
                                             ended March 31,
                                             1997         1996
OPERATING ACTIVITIES:
Net loss                                       ($694)     ($2,229)
Adjustments to reconcile net loss
  to net cash provided by
  operating activities -

Depreciation and amortization                   1,630        1,352
Foreign exchange loss                              (6)         ---
Compensation related to stock awards              ---           27
Decrease (increase) in operating assets:
Accounts receivable                             3,822        1,344
Inventory                                      (2,140)       3,605
Other assets                                     (233)         594
Increase (decrease) in operating liabilities:
Accounts payable                                 (863)         609
Salaries, wages and related benefits,
  accrued and deferred liabilities                427        2,293

Income taxes payable (refundable)                (724)      (2,668)
  Net cash provided by
    operating activity                          1,219        4,927

INVESTING ACTIVITIES:
Additions to property, plant
  and equipment                                  (606)      (1,084)
Proceeds from sale of assets                      ---        1,205
  Net cash (used for) provided by
  investing activities                           (606)         121

FINANCING ACTIVITIES:
Debt borrowing (repayment)                        385       (8,216)
Note receivable activity                          187         ----
Proceeds from stock options and
  employee purchases                               80           82
Dividends paid                                   (304)        (300)
  Net cash provided by (used for)
  financing activities                            348       (8,434)
Net increase (decrease) in cash
  and cash equivalents                            961       (3,386)
Cash and cash equivalents at
  beginning of period                           1,981        3,414
Effect of exchange rate on cash                   (16)          (3)
Cash and cash equivalents at end
  of period                                    $ 2,926     $    25

See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 1 - GENERAL

The accompanying interim Consolidated Condensed Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information for the periods presented. The Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10K.

NOTE 2 - INVENTORIES
                                         March 31, December 31,
                                         1997           1996
Raw materials                            $ 3,417        $ 2,873
Work in process                            1,027            953
Finished goods                            16,845         15,629
                                          21,289         19,455
LIFO Reserve                                (649)          (942)
  Total, net                             $20,640        $18,513

NOTE 3 - PROPERTIES
                                         March 31,      December 31,
                                         1997           1996
Land                                     $   648        $   648
Buildings                                  6,899          6,890
Equipment                                 24,088         23,519
Total                                     31,635         31,057
Depreciation                             (18,539)       (17,637)
  Total, net                             $13,096        $13,420

NOTE 4 - LOAN COVENANTS

Terms of the Company's Bank Credit Agreement and Senior Notes Agreement require that the Company maintain certain minimum financial ratios. The Company was not in compliance with a fixed charges coverage ratio relative to the Bank Credit Agreement as of March 31, 1997 and the Company believes it is likely that it will not be in compliance with the fixed charges coverage ratios and dividend tests related to both the Bank Credit Agreement and Senior Notes as of the next measurement date. A waiver of the non-compliance and conditional waiver of the expected noncompliance extending through the next measurement date have been obtained for both the Bank Credit Agreement and the Senior Notes. The Company expects that no such further waivers will be required in subsequent quarters.

NOTE 5 - EARNINGS PER SHARE

The Company will adopt Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128) effective December 31, 1997. SFAS No. 128 requires presentation of "Basic" and "Diluted" earnings per share rather than "Primary" and "Fully Diluted" earnings per share for companies with complex capital structures. The Company does not anticipate a material change in earnings per share as a result of adopting SFAS No. 128.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(In thousands)

Referring to the Company's financial condition as of March 31, 1997, as contrasted with December 31, 1996, inventories increased while accounts receivable decreased. The increase in inventories over year-end 1996 is a result of seasonal inventory build and first quarter sales below planned levels. The decrease in accounts receivable is also a result of sales below planned levels as well as the Company's seasonality in operations.
Net sales for the three month period ended March 31, 1997 were $20,875, a decrease of 15% as compared to net sales for the same period in 1996. Contributing to the sales decline was the third quarter 1996 divestiture of the Company's cast iron cookware division (Sidney Division) and the Company's stamped and spun aluminum division which accounted for approximately $3.0 million of the first quarter 1996 net sales (accounts for 12% of the overall 15% sales decline). In addition, reduced sell-through at the retail level and more restrictive inventory management programs at certain retailers combined to reduce sales of the Company's cutlery and cookware products.
Partially offsetting these declines was the continued growth of the Company's kitchen and household tool product line. First quarter 1997 gross profit increased $966 or 12.6% from the first quarter of 1996. Gross profit as a percent of sales increased from 31.1% in the first quarter of 1996 to 41.2% in the first quarter of 1997. The increase is primarily a result of the favorable change in sales mix from the divested Sidney Division lines to the kitchen/household tool lines. In addition, the divested Sidney Division and an inventory reduction program spurred substantial unfavorable manufacturing variances in the first quarter of 1996.
Selling, general and administrative expenses for the three month period ended March 31, 1997, were $9,095 as compared to $10,747 for the same period in 1996. Of this decline, $1,075 is directly related to accruals established in the first quarter of 1996 related to the pending sale of the Sidney Division including write-down of the net book value of the operating facility based on the expected sale price, expenses associated with a pension curtailment and future warranty costs to be covered by the Company among other costs related to the exit. Strategic initiatives in conjunction with the divestiture of the Sidney Division were also made in the first quarter of 1996. These initiatives included a realignment of sales, marketing and administrative staff to focus efforts on the Company's high growth and high potential businesses resulting in $660 of additional first quarter 1996 charges and $491 of expenses recorded in the first three months of 1996 to cover the cost of closing three under-performing manufacturer's retail outlet stores operated by the Company. On a comparable basis, without the aforementioned unusual items. first quarter 1997 selling, general and administrative expenses increased by approximately $575 over the comparable period in 1996. The increase is due primarily to investments in customer service initiatives (including warehouse improvements and information systems upgrades) and the building of brand equity in certain product lines.
The operating loss for the first three months of 1997 was $490 as compared to a loss of $3,108 for the same period in 1996. Interest expense for the first quarter of 1997 was $595 as compared to $672 for the same period in 1996. The reduction in interest expense is due primarily to working capital reductions from the first quarter of 1996. The net loss of $694 in the first quarter of 1997 represents a $1,535 improvement over the net loss of $2,229 in 1996. Related quarterly loss per share improved from $.59 for the three months ended March 31, 1996 to $.18 in the same period of 1997.

PART II - OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K
11a. Primary Earnings Per Share
Reports on Form 8-K.  There were no reports on Form
8-K filed for the three months ended March 31, 1997.

EXHIBIT 11
COMPUTATION OF PRIMARY EARNINGS PER SHARE
(Dollars in thousands except per share amounts)
                                          For the three months
                                          ended March 31,
                                          1997           1996

Net income                                  ($694)       ($2,229)
Shares:
Weighted average number of shares of
  common stock outstanding               3,804,085      3,761,315
Shares assumed issued (less shares
  assumed purchased for treasury) on
  stock option agreements                    2,559          3,615
Rounding                                       356             70
                                         3,807,000      3,765,000
Net Income per Common Share                 ($0.18)        ($0.59)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL HOUSEWARES CORP.

Dated:  May 9, 1997           /s/ Robert L. Gray
                              Vice President Corporate
                              Development, Chief Financial
                              Officer and Treasurer


                              /s/ Mark S. Scales
                              Vice President Corporate Controller
                              Chief Accounting Officer