Form 10-Q
period 1997-06-30
GENERAL HOUSEWARES CORP
filed 1997-08-11
CIK 40643

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997

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

Yes  X      No

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

Class of Common Stock             Outstanding at July 31, 1997
$.33-1/3 Par Value                3,827,601


GENERAL HOUSEWARES CORP.
INDEX

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

     Consolidated Condensed Statements of Income and
     Retained Earnings
          Three and six months ended June 30, 1997 and 1996

     Consolidated Condensed Balance Sheets
          June 30, 1997 and December 31, 199

     Consolidated Condensed Statements of Cash Flows
          Six months ended June 30, 1997 and 1996

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
                           (Unaudited)

                                     For the three months  For the six months
                                          ended June 30,        ended June 30,
                                      1997       1996       1997       1996

Net Sales                             $23,415   $21,613    $44,290    $46,215
Cost of goods sold                     14,848    15,038     27,118     32,001
Gross profit                            8,567     6,575     17,172     14,214
Selling, general and administrative
  expenses                              8,671     8,986     17,766     19,733
Operating loss                          (104)   (2,411)      (594)    (5,519)
Interest Expense, net                    651        686      1,246      1.358
Loss from operations before
  income taxes                          (755)   (3,097)    (1,840)    (6,877)
Income taxes                            (264)     (923)      (655)    (2,474)
Net loss for the period                 (491)   (2,174)    (1,185)    (4,403)

Retained earnings, beginning of period  26,281   28,590     27,279     31,119

Less: Dividends ($.08 per common share
  in 1997 and 1996)                        305      301        609         601

Retained earnings, end of period       $25,485  $26,115    $25,485     $26,115

Earnings per common share:
  Net loss                             ($0.13)  ($0.57)    ($0.31)     ($1.17)


See notes to consolidated condensed financial statements.


CONSOLIDATED CONDENSED BALANCE SHEET

                                                         As of
                                             June 30,
                                             1997              December 31,
                                             (Unaudited)       1996
ASSETS

Current Assets:
Cash                                         $    1,124        $ 1,981
Accounts receivable, less
  allowances of $2,150
  ($3,575 in 1996)                               12,098         15,823
Inventories                                      23,019         18,513
Deferred tax asset                                3,831          3,831
Other current assets                                896            932
Income taxes refundable                           1,117           -
     Total current assets                        42,085         41,080

Note receivable                                   2,581          2,707
Property, plant and
  equipment, net                                 13,163         13,420
Other assets                                      5,964          6,479
Patents and other intangible
  assets                                          3,983          4,195
Cost in excess of net assets
  acquired                                       27,606         27,398
                                              $  95,382        $95,279

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of
  long term debt                                 $2,199         $2,190
Notes payable                                       200           -
Accounts payable                                  3,372          3,932
Salaries, wages and related
  benefits                                        1,304          1,671
Accrued liabilities                               3,378          3,288
Income taxes payable                                  -            379
    Total current liabilities                    10,453         11,460

Long term debt                                   33,322         30,575
Deferred liabilities                              4,830          4,754

Stockholders' equity:
Preferred stock - $1.00 par value:
  Authorized - 1,000,000 shares
Common stock - $.33-1/3 par value:
  Authorized - 10,000,000 shares
  Outstanding - 1997 - 4,090,869
  and 1996 - 4,080,736 shares.                    1,364           1,361

Capital in excess of par value                   24,088          23,976
Treasury stock at cost - 1997 and
  1996 - 277,760 shares                         (3,649)         (3,649)
Retained earnings                                25,485          27,279
Cumulative translation
  adjustment                                      (129)            (95)
Minimum pension liability                         (382)           (382)
     Total stockholders' equity                  46,777          48,490
                                               $ 95,382         $95,279

See notes to consolidated condensed financial statements.


CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

                                                      For the six months
                                                         ended June 30,
                                                      1997          1996
OPERATING ACTIVITIES:
Net loss                                              ($1,185)      ($4,403)
Adjustments to reconcile net loss
  to net cash provided by
  operating activities -
Depreciation and amortization                            3,044         2,658
Foreign exchange loss                                      (5)           (2)
Compensation related to stock awards                        35            54
Decrease (increase) in operating assets:
Increase in deferred taxes                                   -            40
Accounts receivable                                      3,737         4,838
Inventory                                              (4,435)         2,747
Other assets                                               344           813
Increase (decrease) in operating liabilities:
Accounts payable                                         (557)           717
Salaries, wages and related benefits,
  accrued and deferred liabilities                       (230)         2,773
Income taxes payable (refundable)                      (1,465)       (3,739)
     Net cash (used in ) provided by
       operating activities:                             (717)         6,497

INVESTING ACTIVITIES:
Additions to property, plant
  and equipment                                        (1,573)       (2,137)
Payment for acquisitions                                 (987)             -
Proceeds from sale of assets                                 -         1,205
     Net cash used for
       investing activities                            (2,560)         (932)

FINANCING ACTIVITIES:
Increase (decrease) in notes payable                       200      (12,000)
Long-term debt borrowing                                 2,761         3,563
Proceeds from stock options and
  employee purchases                                        80           141
Dividends paid                                           (609)         (601)
     Net cash provided by (used for)
     financing activities                           2,432       (8,897)
Net decrease in cash and
  cash equivalents                                       (845)       (3,332)

Cash and cash equivalents at
  beginning of period                                    1,981         3,414
Effect of exchange rate on cash                           (12)           (5)
Cash and cash equivalents at end
  of period                                             $1,124     $      77


See notes to consolidated condensed financial statements.


       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      (Dollars in thousands)

NOTE 1 - GENERAL

The accompanying interim Consolidated Condensed Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information for the periods presented. The Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

NOTE 2 - INVENTORIES
                                   June 30,           December 31,
                                   1996               1996

     Raw materials                 $ 3,760            $ 2,873
     Work in process                 1,072                953
     Finished goods                 18,836             15,629
                                    23,668             19,455

     LIFO Reserve                    (649)              (942)
          Total, net               $23,019            $18,513


NOTE 3 - PROPERTIES
                                   June 30,           December 31,
                                   1997               1996

     Land                          $    648           $    648
     Buildings                        6,626              6,890
     Equipment                       24,792             23,519
     Total                           32,066             31,057

     Depreciation                  (18,903)           (17,637)
          Total, net                $13,163            $13,420


NOTE 4 - LOAN COVENANTS

Terms of the Company's Bank Credit Agreement and Senior Notes Agreement require that the Company maintain certain minimum financial ratios. As of March 31, 1997, the Company anticipated second quarter non-compliance relative to fixed charges and dividend tests included in both the Bank Credit Agreement and Senior Notes Agreement. Waivers having less restrictive covenants were received from the Company's lenders for the second quarter. The Company was in compliance with the requirements of these waivers at June 30, 1997.

NOTE 5 - ACQUISITION ACTIVITY

Effective June 25, 1997 the Company acquired two product lines that will become part of the Company's Precision Cutting Tool segment. The acquisition was accounted for as a purchase. The net assets and purchase price are not material. Related goodwill from the acquisition will be amortized over 15 years.

In connection with the issuance of restricted stock related to the acquisition of Olfa Products Group in October 1994, the Company agreed, under certain circumstances, to make payments of up to $600 to the former owners of Olfa Products Group. Pursuant thereto, $300 was paid in the second quarter of 1997; this resulted in a $300 increase in goodwill.


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
                          (In thousands)

Financial Condition

Referring to the Company's financial condition as of June 30, 1997 as contrasted with December 31, 1996, inventories increased while accounts receivable decreased. The increase in inventories over year-end 1996 is a result of seasonal inventory build. The accounts receivable decrease is also a result of the Company's seasonality in operations.

Results of Operations

As reported in 1996, the Company sold the assets of its cast iron and cast aluminum cookware division (Sidney Division) effective August 1, 1996.
Results of operations in the first six months of 1996 include activity related to the Sidney Division, and as a result, year-to-year comparisons with 1996 results include 1996 Sidney Division activity.

Net sales for the three-month period ended June 30, 1997 were $23,415, an increase of 8% as compared to net sales of $21,613 for the same period in 1996. Net sales for the six-month period ended June 30, 1997 were $44,290, a decrease of 4% as compared to net sales of $46,215 for the same period in 1996. The increase in second quarter sales was driven primarily by growth (new distribution and new product introduction) in the kitchen and household tools line. While the line's growth also added to first quarter 1997 sales as compared to the prior year, offsetting declines in Sidney Division sales as a result of the third quarter 1996 divestiture caused a drop in sales for the first six months of 1997. Second quarter 1997 gross profit increased $1,992 from the comparable period in 1996 while gross profit for the first six months of 1997 increased $2,958 over 1996 amounts. The increase in gross profit for the quarter and the first half resulted primarily from unfavorable manufacturing variances experienced in 1996 associated with the operation of the Sidney Division at reduced capacity and the operation of the Company's other plants in 1996 at reduced levels as compared to 1997 (resulting from the Company's inventory reduction efforts last year) and a favorable mix in sales for 1997 as compared to 1996 also resulting from the divestiture of the Sidney Division in the third quarter of last year. The second quarter was also favorably impacted by increased sales volume in 1997 as compared to 1996. Partially offsetting these favorable items were some sales at reduced pricing in 1997 in an effort to remove selected excess or discontinued inventory.

Selling, general and administrative expenses for the three-month period ended June 30, 1997 were $8,671 as compared to $8,986 for the same period in 1996. While certain variable costs such as warehousing and selling expenses increased due to the increase in sales volume and continued investments in customer service initiatives, administrative costs decreased due to a $1,200 second quarter 1996 charge related to the Sidney Division divestiture. Selling, general and administrative costs for the first six months of 1997 were $17,766 as compared to $19,733 for the same period in 1996. Included in 1996 expense for the first six months is $2,275 of non-operating charge directly related to the divestiture of the Sidney division. Excluding that non-operating charge, there was minimal change in selling, general and administrative costs for the first six months of the current year.

The operating loss for the three-month period ended June 30, 1997 was $104 as compared to an operating loss of $2,411 for the three months ended June 30, 1996. The operating loss for the first six months of 1997 was $594 vs. an operating loss of $5,519 for the comparable period in 1996. Interest expense for the three months ended June 30, 1997 was $651 as compared to $686 for the same period in 1996. For the six months ended June 30, 1997 interest expense was $1,246 as compared to $1,358 for the first six months of 1996. The net loss of $491 for the second quarter of 1997 and $1,185 for the first six months of 1997 compare to a net loss of $2,174 and $4,403 for the three and six months ended June 30, 1996, respectively. Related quarterly and year-to-date loss per share improved from ($0.57) and ($1.17) in 1996 to ($0.13) and ($0.31) in 1997, respectively.

                   PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

        11a.  Primary Earnings Per Share

          Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1997.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GENERAL HOUSEWARES CORP.


Dated: August 12, 1997           Robert L. Gray
                                 Robert L. Gray
                                 Vice President Finance
                                 and Treasurer
                                 Chief Financial Officer

                                 Mark S. Scales
                                 Mark S. Scales
                                 Vice President,
                                 Corporate Controller,
                                 Chief Accounting Officer