Form 10-Q
period 1997-09-30
GENERAL HOUSEWARES CORP
filed 1997-11-13
CIK 40643

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1997

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No. 1-7117

General Housewares Corp.
(Exact name of Registrant as specified in its Charter)

Delaware					41-0919772
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1536 Beech Street				47804
Terre Haute, Indiana			(Zip Code)
(Address of principal executive offices)
Registrant' telephone number, including area code (812) 232-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

Class of Common Stock			Outstanding at November --, 1997

$.33-1/3 Par Value			----------


PART I FINANCIAL INFORMATION
GENERAL HOUSEARES CORP. & SUBSIDIARIES
(Dollars in thousands except per share amounts)

Consolidated Condensed Statement of Operations and Retained Earnings
(Unaudited)

	For the three months	For the nine months
				ended September 30,	ended September 30,
				1997		1996		1997		1996

Net sales			$29,215	$26,406	$73,505	$72,621
Cost of goods sold	 16,519	 16,708	 43,637	 48,709
				-------	-------	-------	-------
Gross profit		 12,696	  9,698	 29,868	 23,912
Selling, general and
administrative expenses	 10,180	  8,729	 27,946	 28,462
				-------	-------	-------	-------
Operating income		  2,516	    969	  1,922	 (4,550)
Interest expense, net	    721	    692	  1,967	  2,050
				-------	-------	-------	-------
Income (loss)from
 operations
 before income taxes	  1,795	    277	    (45)	 (6,600)
Income taxes		    863	    217	    208	 (2,257)
				-------	-------	-------	-------
Net income (loss) for
 the period			    932	     60	   (253)	 (4,343)

Retained earnings,
 beginning of period	 25,485	 26,115	 27,279	 31,119

Less: Dividends ($.08
 per common share in
 1997 and 1996)		    305	    302	    914	    903
				-------	-------	-------	-------
Retained earnings,
 end of period		$26,112	$25,873	$26,112	$25,873
				-------	-------	-------	-------
				-------	-------	-------	-------

Earnings per common share:
 Net income (loss)	  $0.24	  $0.02	 ($0.07)	 ($1.15)
				-------	-------	-------	-------
				-------	-------	-------	-------


See notes to consolidated condensed financial statements


CONSOLIDATED CONDENSED BALANCE SHEET

								As of
						September 30,	December 31,
						1997			1996
						(Unaudited)
						------------	------------

ASSETS

Current assets:
Cash						$  1,201		$  1,981
Accounts receivable, less allowances
 of $2,579 ($3,575 in 1996)		  16,745		  15,823
Inventories					  25,778		  18,513
Deferred tax asset			   3,866		   3,831
Other current assets			   1,002		     932
Income taxes refundable			     100		       -
						--------		--------
	Total current assets		  48,692		  41,080

Notes receivable				   2,527		   2,707
Property, plant & equipment, net	  12,708		  13,420
Other assets				   5,643		   6,479
Patents and other intangible assets	   3,877		   4,195
Cost in excess of net assets
 acquired					  27,267		  27,398
						--------		--------
						$100,714		$ 95,279
						--------		--------
						--------		--------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term
  debt					$  1,482		$  2,190
Notes payable				       -		       -
Accounts payable				   3,710		   3,932
Salaries, wages and related benefits   1,641		   1,671
Accrued liabilities			   3,741		   3,288
Income taxes payable			       -		     379
						--------		--------
Total current liabilities		  10,574		  11,460

Long-term debt				  38,190		  30,575
Deferred liabilities			   4,511		   4,754

Stockholders' equity:
Preferred stock - $1.00 par value:
 Authorized - 1,000,000 shares
Common stock - $.33-1/3 par value:
 Authorized - 10,000,000 shares
 Outstanding - 1997 - 4,092,860
 and 1996 - 4,080,736 shares		   1,364		   1,361
Capital in excess of par value	  24,119		  23,976
Treasury stock at cost - 1997 and
 1996 - 277,760 shares			  (3,649)		  (3,649)
Retained earnings				  26,112		  27,279
Cumulative translation adjustment	    (125)		     (95)
Minimum pension liability		    (382)		    (382)
						--------		--------
	Total stockholders' equity	  47,439		  48,490
						--------		--------
						$100,714		$ 95,279
						--------		--------
						--------		--------

See notes to consolidated condensed financial statements.


CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

						For the nine months
						ended September 30,
						1997			1996
						-----------------------
OPERATING ACTIVITIES:
Net loss					($   253)		($ 4,343)
Adjustments to reconcile net
 loss to net cash (used for)
 provided by operating activities -
Depreciation and amortization		   4,452		   3,903
Loss on sale of assets			       -		   2,292
Foreign exchange loss			      (5)		      (7)
Compensation related to stock awards      52		      81
(Increase) decrease
 in deferred taxes			    (371)		      40
(Increase) decrease in operating assets:
Accounts receivable			    (909)		   1,919
Inventory					  (7,193)		     741
Other assets				      (3)		    (161)

(Decrease) increase in operating liabilities:
Accounts payable				    (219)		     370
Salaries, wages and related benefits,
 accrued and deferred liabilities	     487		   2,209
Income taxes payable (refundable)	    (448)		  (3,600)
						--------		--------
	Net cash (used for) provided by
	 operating activities:		  (4,410)		   3,444
						--------		--------

INVESTING ACTIVITIES:
Additions to property, plant and
 equipment, net				  (2,015)		  (3,421)
Proceeds from sale of asset		       -		   1,785
Payments for acquisitions		    (991)		       -
						--------		--------
Net cash used for
investing
	activities				  (3,006)		  (1,636)
						--------		--------

FINANCING ACTIVITIES:
(Increase) decrease in
 notes receivable				     550		    (370)
Long-term debt borrowing
 (repayment)				   6,912		  (3,554)
Proceeds from stock options and
 employee purchases			      94		     218
Dividends paid				    (914)		    (903)
						--------		--------
Net cash provided by (used for)
 financing activities			   6,642		  (4,609)
						--------		--------
Net decrease in cash
 and cash equivalents			    (774)		  (2,801)

Cash and cash equivalents at
 beginning of period			   1,981		   3,414
Effect of exchange rate on cash	      (6)		       6
Cash and cash equivalents at end	--------		--------
 of period					$  1,201		$    619
						--------		--------
						--------		--------

See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONSENSED FINANCIAL STATEMENTS
(Dollars in thousands)


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

NOTE 2 - INVENTORIES

					September 30,	December 31,
					1997			1996

Raw materials			$  4,060		$  2,873
Work in process			     937		     953
Finished goods			  21,430		  15,629
					--------		--------
					  26,427		  19,455
LIFO Reserve			    (649)		    (942)
					--------		--------
	Total, net			$ 25,778		$ 18,513
					--------		--------
					--------		--------


NOTE 3 - PROPERTIES

					September 30,	December 31,
					1997			1996
					----------		-----------
	Land				$    648		$    648
	Buildings			   6,480		   6,890
	Equipment			  24,881		  23,519
					--------		--------
		Total			  32,009		  31,057

Accumulated depreciation	 (19,301)		 (17,637)
					--------		--------
	Total, net			$ 12,708		$ 13,420
					--------		--------
					--------		--------

NOTE 4 - LOAN COVENANTS

Terms of the Company's Bank Credit Agreement and Senior Note Agreement require that the Company maintain certain minimum financial ratios. The Bank Credit Agreement was amended effective September 30, 1997. The Company was in compliance with all of the financial covenants included in the amended Bank Credit Agreement. Had the amendments to the Bank Credit Agreement not been effective as of September 30, 1997, the Company would not have complied with the previous fixed charges coverage ratio and leverage ratio. Management expects to comply with the amended Bank Credit Agreement financial covenants in the future. As of September 30, 1997, the Company was in compliance with all Senior Note Agreement covenants. The Company anticipates that it will not be in compliance with the fixed charges coverage ratio and permitted dividend payments limitation provided for in the Senior Note Agreement as of the next measurement date. The Company expects that it will be able to obtain waivers for non-compliance with those provisions.

NOTE 5 - SUBSEQUENT EVENT

The Company will incur approximately $500 of severance related wages and benefits in the fourth quarter of 1997 as a result of two significant cost reduction activities initiated in October 1997. One activity consisted of the elimination of 18 positions which had supported a variety of selling, general and administrative functions, and the other anticipates reduction in headcount associated with the planned first quarter 1998 relocation of the Company's primary distribution activities from Terre Haute to Indianapolis, Indiana. Substantially all of the payments related to this fourth quarter charge will be completed by March 31, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands)

FINANCIAL CONDITION

Referring to the Company's financial condition as of September 30, 1997 as contrasted with December 31, 1996, inventories, accounts receivable and borrowings increased. The increases are consistent with the seasonality of the Company's business which spurs inventory build and provides increased sales (and related increases in accounts receivable) in the third and fourth quarters.


RESULTS OF OPERATIONS

The Company sold the assets of its cast iron and cast aluminum cookware division (Sidney Division) effective August 1, 1996. The following discussion and analysis includes the operating results of the Sidney Division in 1996 to the date of disposition.

		NET SALES

Net sales for the three-month period ended September 30, 1997 were $29,215, an increase of 10.6% as compared to sales of $26,406 for the same period in 1996. Net sales for the nine-month period ended September 30, 1997 were $73,505, an increase of 1.2% as compared to net sales of $72,621 for the same period in 1996. The increase in sales for both the quarter and nine-month period was driven primarily by growth (new distribution and new product introduction) in the kitchen/household tools line. Offsetting this growth were declines in the Company's cookware product line, which resulted primarily from the divestiture of the Sidney Division. Sidney Division net sales were $324 and $4,163 for the three-month period and nine-month period ended September 30, 1996, respectively.

		GROSS PROFIT

Third quarter 1997 gross profit increased $2,998 from the comparable period in 1996 while gross profit for the first nine months of 1997 increased $5,956 over the first nine months of 1996. The quarter and year-to-date gross margin amounts were favorably impacted by the change in sales mix from low margin Sidney Division products to higher margin kitchen/household tools products. Because of the favorable change in sales mix, the Gross Profit as a percentage of net sales rose (i) to 43.5% for the three-month period ended September 30, 1997, from 36.7% for the comparable period last year, and (ii) to 40.6% for the nine-month period ended September 30, 1997, from 32.9% for the comparable period in 1996.

In addition, the Company experienced more favorable production variances in the three-month and nine-month periods ended September 30, 1997 than those experienced in comparable periods of 1996. The more favorable production variances resulted primarily from the operation of the Sidney Division at reduced capacity during 1996 and the operation of the Company's other manufacturing facilities at reduced levels in 1996 (geared to the Company's 1996 inventory reduction program) as compared to 1997.

		SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses for the three-month period ended September 30, 1997 were $10,180 as compared to $8,729 for the same period in 1996. Of this increase, approximately $400 was related to increased warehouse costs which resulted primarily from increased volume of product shipped in addition to an acceleration of depreciation expense as a result of the Company's planned move to a new distribution facility by April 1, 1998. Severance expense of approximately $300 was recorded in the three months ended September 30, 1997 as a result of the elimination of ten positions on July 1, 1997. Other significant increases in the administrative area came from the Company's emphasis on customer service initiatives which include significant investments in computerized information systems (electronic data interchange, logistics and warehouse related software and hardware, etc.) as compared to 1996. Selling, general and administrative expenses for the first nine months of 1997 were $27,946 as compared to $28,462 for the same period in 1996. A non-operating charge directly related to the divestiture of the Sidney Division in the amount of $2,275 is included in 1996 expense for the first nine months. Excluding that charge, year-to-date expenses have increased by $1,759 (approximating the third quarter 1997 increase over the comparable period in 1996).

		OPERATING INCOME

Operating income for the three-month period ended September 30, 1997 was $2,516 as compared to $969 for the three months ended September 30, 1996. Operating income for the first nine months of 1997 was $1,922 as compared to an operating loss of $4,550 for the comparable nine-month period in 1996. Interest expense for the three months ended September 30, 1997 was $721 as compared to $692 for the same period in 1996. For the nine months ended September 30, 1997, interest expense was $1,967 as compared to $2,050 for the first nine months of 1996. Net income of $932 for the third quarter of 1997 and the net loss of $253 for the first nine months of 1997 compares to net income of $60 and a net loss of $4,343 in respective 1996 periods. Related quarterly and year-to-date earnings (loss) per share improved from $0.02 and ($1.15) in 1996 to $0.24 and ($0.07) in 1997, respectively.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

	11a.  Primary Earnings Per Share

	    Reports on Form 8-K - there were no reports on Form 8-K filed for the three months ended September 30, 1997.


EXHIBITS

EX-11		Computation of Primary Earnings Per Share

EX-27		Financial Data Schedule

EX-10.1	Services Agreement

EX-10.2	Amended Credit Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GENERAL HOUSEWARES CORP.

Dated:  November --, 1997		By	/s/  Mark S. Scales

							Mark S. Scales
							Vice President
							Finance and Treasurer
							Chief Financial Officer

						By	/s/  Brad A. Kelsheimer
							Brad A. Kelsheimer
							Corporate Controller
							Chief Accounting Officer