Form 10-K
period 1997-12-31
GENERAL HOUSEWARES CORP
filed 1998-03-31
CIK 40643

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1997
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from          to
Commission file number 1-7117

GENERAL HOUSEWARES CORP.
(Exact name of registrant as specified in its charter)

Delaware								41-0919772
(State or other jurisdiction of				(IRS
incorporation or organization)				Employer
									Identification
									No.)

1536 Beech Street
Terre Haute, Indiana						47804
(Address or principal executive offices)			(Zip Code)

Registrant's telephone number, including area code:	(812) 232-1000

Securities registered pursuant to Section 12(b) of the Act:

									Name of each
									exchange on
Title of each class						which registered
Common Stock, $.33 1/3 par value				New York Stock
									Exchange
Preferred Share Purchase Rights				New York Stock
									Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

On March 17, 1998, 3,818,303 shares of the registrant's Common Stock $.33-1/3 par value, were outstanding. The aggregate market value of the Common Stock based upon the closing price of the Common Stock on the New York Stock Exchange -- Composite Transactions) held by non-affiliates of the registrant at March 17, 1998 was $43,671,840.

DOCMENTS INCORPORATED BY REFERENCE

Proxy Statement for 1998 Annual Meeting
of Stockholders, which will be filed on or
prior to March 31, 1998, to the extent
stated in this report.							Part III

PART I

Item 1.	Business
(Dollars in thousands unless otherwise indicated)

General Housewares Corp. (hereinafter referred to as the "Company") manufactures and markets consumer durable goods. The Company concentrates on product categories in which, through market share, product innovation or brand image, it is considered a leader. Through the acquisition and/or development of products that "delight and excite" the consumer (i.e., deliver unexpected value, simplify and enhance a task or redefine a task), the Company believes that it is able to establish such a leadership position. The Company has pursued such a position in the following product categories: cookware, cutlery, kitchen/household tools and precision cutting tools. Cookware, cutlery and kitchen/household tools come within the Housewares reportable segment, while precision cutting tools come within the Precision Cutting Tools reportable segment. For financial information related to the two reportable segments, see Note 13 in the financial statements included in this report.

The commentary about the Company's business that follows includes a description of the cookware business (Enamelware Division) and operations of the Enamelware Division for the three years ended December 31, 1997 (and, where applicable, earlier years). Effective March 19, 1998, the Company entered into an agreement to sell the Enamelware Division. The Company anticipates the sale transaction to be closed on March 31, 1998. This transaction is more fully described in the Capital Resources and Liquidity section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - and in Note 14 to the financial statements included in this report.

HOUSEWARES SEGMENT

Approximately 50.1% of this segment's gross revenues during 1997 were related to products made domestically in factories owned and operated by the Company. The remaining products were obtained from ten foreign sources (some of which buy from sub-contractors) primarily located in the Far East.

COOKWARE

In 1997, the Company was the only domestic manufacturer and marketer of enamelware cookware, distributing its products throughout the United States, Canada and selected European markets. Prior to 1997, the Company competed in four main cookware product categories, covering a broad range of materials, designs, colors and prices. In addition to enamelware, the categories included cast aluminum, cast iron and stamped and spun aluminum.

In January of 1996, the Company announced its intention to exit the cast aluminum and cast iron product categories ("Sidney Division") in an effort to focus on faster growing, more profitable product categories. An agreement to sell the assets of the Sidney Division, effective August 1, 1996, was executed pursuant to which the Company received consideration of $4,000 in the form of a cash payment of $450, a note receivable of $3,000 and the purchaser's assumption of certain liabilities in exchange for certain assets of the Sidney Division (including the manufacturing facility located in Sidney, Ohio) as well as brand names and trademarks. The cast iron and cast aluminum product lines included Magnalite (R), Magnalite Professional (R), Magnalite Professional (R) with Eclipse (R), and Wagner's (R) 1891 Original Cast Iron.

As part of its strategy to focus on higher growth, more profitable product categories, the Company sold the brand names, trademarks and certain assets related to its stamped and spun aluminum cookware line, effective October 1, 1996. This cookware line consisted of heavy gauge, large capacity stamped and spun aluminum products that were marketed under the brand name Leyse Professional (TM) and distributed through department stores, mass merchants and specialty shops. Leyse products were purchased from a domestic manufacturer.

The remaining cookware line is enamelware. The Company is the only domestic manufacturer of enamelware and has developed a leading market share. Ceramic on Steel (TM) cookware products produced by the Company are sold under the Columbian and Granite Ware (TM) brand names. As of September 1, 1994, the Company acquired the Normandy line of enamelware from National Housewares, Inc. Normandy enamelware products, similar to the Company's Ceramic on Steel
(TM) cookware products, were, at the time, manufactured in Mexico. In 1995, the Normandy line of enamelware was discontinued and sourcing to service the Normandy customers was transitioned to the Company's Ceramic on Steel (TM) manufacturing operation. Enamelware is in demand because it is highly efficient cookware, it is easy to cleanup and it is economically priced. It is particularly popular for roasting and specialty top-of-stove uses (e.g., spaghetti cookers and vegetable steamers). Products in this category are primarily sold in discount stores, mass merchandise outlets and warehouse clubs.

The total United States market for cookware is large and diverse. The Company's market share is minimal.

CUTLERY AND ASSOCIATED PRODUCTS

The Company is a manufacturer and marketer of quality kitchen cutlery with the leading domestic brand name (Chicago Cutlery (R)) and market share in its industry. The Company markets, under the Chicago Cutlery (R) brand umbrella, four complete lines of kitchen knives for consumers, sharpening tools and storage units. In 1997, the Company introduced Legacy Forged (TM) to compete in the highest quality and price point segment of the cutlery market. The Company believes that Legacy Forged (TM) is uniquely positioned due to the strength and sharpness of the blade which results from a drop-forged manufacturing process and a sharper blade angle than the competition. Another competitive advantage in favor of Legacy Forged (TM) is the hybrid material used to make the handle. This material, consisting of wine wood, dyed birch and specially formulated poly resins, is produced such that the strips of wood are thoroughly infused with the poly resins, creating an extremely attractive and harder material that is impervious to moisture. The Company's most popular household cutlery line is The Walnut Tradition (R), which features a solid American walnut handle with a Taper Grind (R) edge on the blade. For the consumer that prefers a synthetic handled knife, the Company manufactures and sells the Metropolitan (R) product line which features a durable high-impact plastic handle and a Taper Grind (R) edge. The Company also manufactures and sells a popular priced knife under the Cherrywood (TM) brand name. This line represents the highest quality knife offered through mass distribution.

All Chicago Cutlery (R) blades are made from high carbon stainless steel that resists rusting, pitting and staining. The Taper Grind (R) edge provides a uniform and smooth taper, thereby facilitating the blade's movement through the object being cut.

The Company also sells a line of promotional priced cutlery. These products compete in both the fine edge and "never-needs-sharpening" segments of the cutlery industry and are purchased primarily from one supplier in Asia. Promotional cutlery consists of five separate cutlery brands, three of which (Premier (TM), Basics (TM) and American Carver (R)) are sold exclusively through department stores, and the remaining lines (Essentials (R) and Classic Chef(R)) are distributed through mass merchandisers.

While the overall market for kitchen cutlery in the United States has remained relatively unchanged in recent years, foreign products, including the Company's promotional-priced imported cutlery, have made significant inroads. The Company believes that imports in 1997 accounted for more than half of domestic sales in dollars and 75% of domestic sales in units. As a result of its widely recognized brand name and reputation for high quality at a good price, the Company is one of the leaders in the kitchen cutlery industry by marketing a combination of the promotional priced imports and the traditional Chicago Cutlery (R) products.

The Company also manufactures a full line of knives for the commercial poultry processing market. These molded handle knives are designed to meet the special needs of professionals and have specialized blade shapes for specific cutting jobs. The handles are textured to be slip-resistant and feature a finger guard for safety, as well as, in some cases, ergonomic handles.

Prior to 1997, the Company manufactured and marketed cutting boards made of wood, polyethylene, and combinations of wood and acrylic, marble or polyethylene under the Idaho Woodworks (TM) and Chicago Cutlery (R) names. In January of 1997, the Company decided to exit the cutting board category, and all related production and sales activity ceased by March 31, 1997.

KITCHEN/HOUSEHOLD TOOLS

Effective October 1, 1992, the Company purchased all of the partnership interests in OXO International L.P. ("OXO"), a New York limited partnership engaged in marketing a broad line of kitchen tools under the Good Grips (R), Softworks (TM), Prima (R), Plus (TM) and Basics brand names. The purchase price was $6,250 and consisted of a cash payment of $5,500 and Subordinated Promissory Note in the principal amount of $750 bearing interest at 8% per annum. The OXO products are primarily made, by manufacturers located in Asia, according to OXO's designs and specifications. Subsequent to the acquisition, the line was extended to include products designed for use outside of the kitchen (i.e., household tools). The kitchen/household tools sold by OXO generally utilize a proprietary handle which is covered by patents owned by the Company which run through 2002. OXO kitchen/household tools are distributed primarily in the United States through department stores, gourmet and specialty outlets and mass merchandisers. OXO also sells a line of garden tools that utilizes its proprietary handle. Garden tools are primarily distributed through specialty outlets. The OXO product category has experienced significant growth since acquisition.

During 1997, the Company introduced a new product line of barbecue tools and accessories under the Grilla Gear (TM) brand. This product line consists of high quality, design-oriented products related to outdoor dining and home entertainment such as, grilling tools, aprons, mitts, timers, magnets, etc.

The market in which the Company's kitchen/household tool product category competes is a large market encompassing many types of tools and gadgets. As such, the Company is not able to define its market share.

PRECISION CUTTING TOOLS SEGMENT

Effective October 1, 1994, the Company purchased certain assets of Walter Absil Company Limited and Olfa Products Corp. (collectively referred to as the "Olfa Products Group"). The purchase price was $13,576 and consisted of a cash payment of $6,843, Subordinated Promissory Notes in the principal amount of $2,233 bearing interest at 6% per annum and 400,000 restricted shares (valued at $4,500) of the Company's common stock. Effective on the date of acquisition, the Company and Olfa Corporation of Osaka, Japan, executed a ten year agreement naming the Olfa Products Group as the exclusive distributor, in the United States and Canada, of precision cutting tools and accessories manufactured by Olfa Corporation. The Company believes that relations with Olfa Corporation are strong and that a long-term relationship will continue. Products of the Olfa Products Group are sold to industrial users and both through distributors and direct, to hobby, craft, hardware and fabric stores.

Effective June 25, 1997, the Company acquired two product lines (rolling scissors and a box/carton opener - the "OLO Division"). The Company paid for the acquisition with cash of $689. The OLO Division products are manufactured domestically by a third party and are purchased as finished goods by the Company.

The North American hobby and craft market is both large and diverse with sales exceeding $11 billion. Products distributed through the Olfa Products Group and the OLO Division compete in small selected segments in this market. Typically, these products compete on the basis of performance and value.

NET SALES BY PRODUCT CLASS

The following table sets forth the amounts and percentages of the Company's net sales for the three years ended December 31, 1997 (including sales of acquired and divested companies from the time of acquisition or divestiture), for the classes of similar products described previously.
						Year Ended December 31,
Housewares Segment:			1997          1996          1995
Cookware					$16,401  16%  $23,808  23%  $41,375  35%
Cutlery					 29,580  28%   34,309  33%   37,138  31%
Kitchen/Household Tools			 31,666  30%   21,687  20%   15,649  13%
Manufacturer's Retail
  Outlet Stores				  8,830   9%    9,444   9%    9,208   8%
						-------  ---   ------  ---  -------  ---
Total Housewares Segment:		 86,477  83%   89,248  85%  103,370  87%

Precision Cutting Tools Segment:	 18,054  17%   16,231  15%   15,970  13%


General Housewares Corp.		-------  ---   ------  ---  -------  ---
Consolidated			     $104,531 100% $105,479 100% $119,340 100%

DISTRIBUTION

Housewares products are sold by the Company to most major retail and wholesale distribution organizations in the United States and Canada through its direct sales force and through independent commissioned sales representatives. The Olfa Products Group also utilizes a combination of a direct sales force and independent commissioned sales representatives. In addition, the Company sells products through a chain of "manufacturers' retail outlet" stores operating under the name "Chicago Cutlery etc., Inc.".

Effective October 6, 1997, the Company entered into a five year agreement with Owen Distribution Company for operation of a state-of-the-art distribution center in Indianapolis, Indiana. As a result of this agreement, the Company's primary distribution activities will be relocated to Indianapolis by April 1, 1998. The facility will allow the Company to respond more quickly and effectively to customer requirements by reducing order fulfillment windows, enhancing value-added services (pre-ticketing, anti-theft tagging, etc.) and increasing transportation availability. Management believes this relocation will maintain the Company's position as a leading supplier to the retail trade.

MAJOR CUSTOMERS

During 1997, the ten largest customers of the Company accounted for 29.8% of the Company's gross revenues -- no single customer accounted for more than 10% of gross revenues. The Company has had good long-term relationships with its major customers.

EMPLOYEES

The Company employs approximately 540 persons, of whom approximately 300 are involved in manufacturing with the balance serving in sales, general and administrative capacities. The Company believes that its relations with employees are good.

Approximately 150 employees are represented by one labor organization, which has a contract expiring March 14, 1999.

EXPORT SALES

Exports account for less than 10% of the Company's gross revenues.

SOURCE OF SUPPLY

The principal raw materials used in manufacturing the Company's housewares products are steel, ceramic compounds, plastic compounds and hardwood products. All of these materials are generally available from numerous suppliers, and the Company believes that the loss of any one supplier would not have a significant impact on its operations.

Kitchen/Household tool and promotional priced cutlery products are sourced from ten suppliers located in Taiwan, Hong Kong and the Peoples Republic of China. An interruption in supply from any one of the suppliers could have an adverse impact on the Company's ability to fill orders on a timely basis. However, the Company believes other manufacturers with whom the Company does business would be able to increase production to fulfill the Company's requirements.

As discussed earlier, Olfa Corporation of Osaka, Japan, is the primary source of supply of precision cutting tool products. Although management believes it is extremely unlikely, an interruption in supply from Olfa Corporation could have a material adverse impact on the Company's results of operations.

SEASONALITY

Shipments of cookware, cutlery and kitchen tools are higher in the second half of the year, and highest in the fourth quarter, due to the seasonality of housewares retail sales. Shipments of precision cutting tools vary little from quarter to quarter.

BACKLOG
The dollar value of unshipped orders was not material at December 31, 1997, 1996 and 1995.

WORKING CAPITAL

The future competitive position of the Company will become increasingly dependent upon its ability to meet rapid delivery requirements from customers. The Company believes that increased technological and supply chain initiatives (such as the distribution relocation discussed above) will position it well for the heightened customer requirements, while maintaining an optimal level of inventory.

While the Company normally sets payment terms at net 30 days, industry practice has dictated an occasional extension of such terms. Accordingly, certain customers have been given extensions of payment terms.

FOREIGN OPERATIONS

The Company operates a wholly-owned subsidiary located in Montreal, Canada. Revenues, Operating Income and Assets (in U.S. dollars) of the subsidiary for the three years ended December 31, 1997 were, as follows:

					1997		1996		1995
Net Sales				$7,562	$6,298	$5,659
Operating Income			 1,898	 1,397	   884
Assets				 6,303	 5,913	 4,253

Item 2.	Properties

The following table sets forth the location and size of the Company's principal properties.

OPERATING FACILITIES

Property Owned

HOUSEWARES SEGMENT:
									APPROXIMATE
									FLOOR AREA
LOCATION			NATURE OR USE OF PROPERTY	(Square Feet)

Terre Haute, IN		Manufacturing, distribution
				and administrative (Ceramic
				on Steel (TM) cookware and
				distribution of cutlery and
				kitchen/household tool
				products)				469,000

Wauconda, IL		Manufacturing (cutlery)		65,000

Property leased:

HOUSEWARES SEGMENT:
							APPROXIMATE		EXPIRATION
			NATURE OR			FLOOR AREA		DATE
LOCATION		USE OF PROPERTY		(Square Feet)	OF LEASE

Indianapolis	Warehouse			131,000		Dec. 1, 2002

Terre Haute, IN	Warehouse			172,800		May 1, 1998

New York, NY	Administrative		25,000		Sept. 30, 1998

PRECISION CUTTING TOOL SEGMENT:

St. Laurent,	Administrative
Quebec, Canada	and Warehouse		16,230		Nov. 30, 2000

Plattsburgh, NY	Warehouse			27,700		April 1, 1998

In addition, the Company leases an average of 2,700 square feet of retail space in 23 factory outlet malls with initial lease terms ranging from 3 to 7 years.

In the opinion of the Company's management, the properties and plants described above are in good condition and repair and are adequate for the particular operations for which they are used.

NON-OPERATING FACILITIES

Property Owned: (Reported as "other assets" in the consolidated financial statements in this Report)

									APPROXIMATE
									FLOOR AREA
LOCATION			NATURE OR USE OF PROPERTY	(Square Feet)

New Hope, MN		Manufacturing/Distribution
				facility (leased to third
				parties)				21,500

Antrim, NH			Manufacturing facility		55,400

The Company sold a non-operating facility located in New Hope, MN (65,280 square feet - leased to a third party) on December 31, 1997. The remaining New Hope, MN non-operating facility listed above was sold in January, 1998.

Item 3.	Legal Proceedings

The Company and it subsidiaries are subject to certain legal proceedings and claims, including environmental matters, that have arisen in the ordinary conduct of its business.

Although management of the Company cannot predict the ultimate outcome of these matters with certainty, it believes that their ultimate resolution will not have a material effect on the Company.

For information concerning various environmental matters with which the Company is involved, see Note 12 to the Consolidated Financial Statements included in this Report.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

The following individuals are executive officers of the Company, each of whom will serve in the capacities indicated until May 12, 1998, or until the election and qualification of a successor.

NAME				POSITION WITH COMPANY			AGE

Paul A. Saxton		Chairman of the Board, President,	59
				and Chief Executive Officer

John C. Blackwell		Vice President, Sales and		60
				Marketing

Gordon H. Brown		Vice President, Supply Chain		58
				Management and Logistics

Stephen M. Evans		Vice President, Administration	56

William V. Higdon		Vice President, Chief Information	53
				Officer

Raymond J. Kulla		Vice President, Secretary and		51
				General Counsel

Mark S. Scales		Vice President, Chief Financial
				Officer and Treasurer			38

Bradley A. Kelsheimer	Controller					29

Messrs. Saxton and Evans have been executive officers of the Company for more than five years. Mr. Kulla has been employed with the Company since November 14, 1995, and an executive officer since January 1, 1996. Prior thereto, he was Vice President, General Counsel and Secretary of AXIA Incorporated. Mr. Blackwell has been employed with the Company and an executive officer since March 20, 1995. Prior thereto, he served as Vice President, Sales and Marketing, for EMX Corporation, Executive Vice President, Sales and Marketing of Moulinex Appliances, Inc. and President and General Manager of Oster Housewares, a division of Sunbeam/Oster Company. Mr. Brown has been employed with the Company and an executive officer since July 3, 1995. Prior thereto, he served as Managing Director of Bottom Line Logistics, a management consulting firm. Mr. Scales has been employed with the Company and an executive officer since July 10, 1995. Prior thereto, he served as Controller at Cosco, Inc. and Hoosier Energy Rural Electric Cooperative, Inc. and as a Senior Audit Manager at Price Waterhouse. Mr. Higdon has been employed with the Company and an executive officer since December 2, 1996. Prior thereto, he served as Director of Information Systems and Logistics at Merillat Cabinet, a division of Masco. Mr. Kelsheimer has been employed with the Company since March 13, 1995, serving as Assistant Corporate Controller until his appointment as an executive officer and Controller on November 5, 1997. Prior thereto, he served as an auditor at Price Waterhouse.

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

The approximate number of holders of Common Stock as of March 17, 1998, including beneficial owners of shares held in nominee accounts of whom the Company is aware, was 1,000.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

Year Ended December 31, 1997      1996      1995      1994      1993
(in thousands except per share amounts)

Net sales			$104,531  $105,479  $119,340  $97,729   $88,529
Operating income (loss)    4,476      (107)    7,080    6,637     6,415
Interest expense, net      2,749     2,751     3,115    1,699     1,299
Income (loss) before
 income taxes and
 extraordinary item	   1,727    (2,858)    3,965    4,938     5,116
Income taxes (benefit)	   1,065      (842)    1,679    2,188     2,080
Income (loss) before
 extraordinary item	     662    (2,016)    2,286    2,750     3,036
Extraordinary item, net
 of income tax benefit         -       619         -        -         -
Net income (loss)       $    662  $ (2,635)  $ 2,286  $ 2,750   $ 3,036
Average number of common
 shares outstanding
 including common stock
 equivalents               3,812     3,768     3,769    3,440     3,340
Income (loss) before
 extraordinary item per
 common share
 (basic and diluted)	$   0.17   $ (0.54) $   0.61  $  0.80   $  0.91
Extraordinary item, net
 of income tax benefit
 per common share
 (basic and diluted)           -     (0.16)        -        -         -
Net income (loss) per
 common share
 (basic and diluted)    $   0.17 $   (0.70) $   0.61  $  0.80   $  0.91
Dividends per common
 share			$   0.32 $    0.32  $   0.32  $  0.32   $  0.32
Financial Summary
 Total assets           $90,764  $  95,279  $104,610  $98,358   $72,017
 Total debt             $32,554  $   32,765 $ 39,201  $34,313   $17,000
 Net worth              $48,271  $   48,490 $ 51,848  $50,255   $43,929

Effective September 1, 1994, the Company purchased the assets of Normandy, the enamel on steel cookware business of National Housewares, Inc. Effective October 1, 1994, the Company purchased the assets of the Olfa Products Group. The acquisitions contributed to the increases in net sales from 1993 to 1994 and from 1994 to 1995.

Effective August 1, 1996, the Company divested its Sidney Division. The divestiture contributed to the decreases in net sales from 1995 to 1996 and from 1996 to 1997. Restructuring charges incurred in conjunction with the divestiture are reflected in 1996.

VALUATION AND QUALIFYING ACCOUNTS
(in thousands except per share amounts)

					Additions
			Balance at	Charged to	Deductions	Balance
			beginning	costs and	net of	at end
Description		of period	expenses	recoveries	of period

Reserves deducted
from assets to
which they
apply:

Allowances for
possible losses
and discounts -
accounts
receivable:

Years Ended
December 31,:

1997			$3,575	$9,285	$10,078	$2,782
1996			$4,029	$9,409	$ 9,863	$3,575
1995			$5,312	$8,908	$10,191	$4,029

Item 7.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

The following table sets forth the operating data of the Company as a percentage of net sales for the periods indicated below.

						1997		1996		1995
						-----		-----		-----
Net sales					100.0%	100.0%	100.0%
Cost of sales				 59.4		 64.8		 66.2
						-----		-----		-----
Gross profit				 40.6		 35.2		 33.8

Selling, general and
  administrative expenses		 36.3		 35.3		 27.8
						-----		-----		-----
Operating income (loss)			  4.3		 (0.1)	  6.0
Interest expense				  2.6		  2.6		  2.6
						-----		-----		-----
Income (loss) before income taxes
  and extraordinary item		  1.7		 (2.7)	  3.4
Income tax
  expense (benefit)			  1.0		 (0.8)	  1.4
						-----		-----		-----
Net income (loss) before
  extraordinary item			  0.7		 (1.9)	  2.0
Extraordinary item			    -		  0.6		    -
						-----		-----		-----
Net income (loss)				  0.7%	 (2.5%)	  2.0%


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands except per share amounts)

Year Ended December 31, 1997 versus 1996

Net sales for 1997 were $104,531, a decrease of 0.9% from net sales in 1996 of $105,479. Relevant thereto, the 1996 divestiture of the Company's cast iron and cast aluminum businesses ("Sidney Division"), the 1996 divestiture of the Company's stamped and spun aluminum cookware line and the 1997 exit from the cutting board business involved a reduction in net sales of $4,159, $1,185 and $619, respectively. The Company also experienced a decrease in enamelware net sales. Net sales decreased $2,363 from 1996 to 1997 due to loss of distribution as well as price reductions, with approximately 35% of the decrease related to reduced enamelware pricing. Cutlery net sales were $4,110 less in 1997 when compared to 1996. The imported promotional priced cutlery product line accounted for $1,968 of this reduction and resulted primarily from distribution losses in the department store trade. The remainder resulted primarily from the loss of Chicago Cutlery(R) distribution at a large department store chain and inventory reduction measures involving its products taken by other large department store retailers. Offsetting these reductions were distribution gains and new product introductions related to the kitchen/household tools product line (contributing to an increase in net sales of $9,243), increased distribution and promotions related to the precision cutting tools segment (increased net sales of $1,773) and new product lines for 1997 (barbecue tools and accessories - net sales of $727, and rolling scissors/carton opener product lines - net sales of $199). Gross profit increased from $37,177 in 1996 to $42,442 in 1997 due to a favorable change in sales mix, favorable exchange rates related to precision cutting tool products purchased in a foreign currency and the Company's inventory reduction efforts in 1996, which resulted in lower production levels, causing higher fixed overhead costs to be recorded in the Company's Consolidated Statement of Operations. Gross profit was favorably impacted by $938 in 1996 due to the reversal of a LIFO reserve, net of other inventory reserves, associated with the sale of the assets of the Sidney Division. Selling, general and administrative expenses increased to $37,966 in 1997 from $37,284 in 1996. Increased distribution and information services expenses ($2,360 over 1996) aimed at increasing customer service levels, severance expense related to positions terminated in 1997 ($826) and increased selling expenses related to the greater sales of kitchen/household tools product lines ($435) were partially offset, in the year-to-year comparison, by the loss on the sale of the assets of the Sidney Division in 1996 ($3,198).

Operating income of $4,476 in 1997 represented an increase of $4,583 over operating loss in 1996 of $107. Interest expense was flat from 1996 to 1997. The income before extraordinary item of $662, or $0.17 per share in 1997 compares to a loss before extraordinary item of $2,016, or $0.54 per share in 1996. The extraordinary charge in 1996 was due to the partial prepayment ($10,000) of 8.41% Senior Notes payable to a group of institutional investors and the execution of a new bank Credit Agreement. The charge involved a prepayment penalty and the write-off of unamortized debt issuance costs. This charge, net of applicable income taxes, amounted to $619, or $0.16 per share. Net income for 1997 was $662, or $0.17 per share, as compared to a net loss of $2,635, or $0.70 per share, in 1996.

Year Ended December 31, 1996 versus 1995

Net sales for 1996 were $105,479, a decrease of 11.6% from net sales in 1995 of $119,340. This decrease was caused primarily by the sale of the assets of the Company's cast iron and cast aluminum cookware businesses ("Sidney Division") effective August 1, 1996, which resulted in a $12,725 net sales reduction from 1995 to 1996. Sales of the Company's remaining cookware businesses were $5,764 less in 1996 than in 1995, due primarily to non-recurring initial orders shipped in 1995 that resulted from the 1994 acquisition of the assets of the Normandy enamel on steel cookware business of National Housewares, Inc. and less shelf space dedicated to enamelware products in 1996 by two major retailers. Increased sales of kitchen tools partially offset the reduction in sales of the Company's cookware businesses. Pricing changes had minimal impact on the change in sales from 1995 to 1996. Gross profit decreased from $40,312 in 1995 to $37,177 in 1996 due to decreased sales volume and the Company's inventory reduction efforts in 1996, which resulted in decreased production levels, causing higher fixed overhead costs to be recorded in the Company's Consolidated Statement of Operations. Gross profit was favorably impacted by the reversal of a LIFO reserve associated with the sale of the assets of the Sidney Division and favorable foreign currency experience related to purchases of precision cutting tools. Selling, general and administrative expenses increased to $37,284 in 1996 from $33,232 in 1995. The loss on the sale of the assets of the Sidney Division accounted for $3,198 of the increase in selling, general and administrative expenses. The remainder of the increase was a result of increased distribution and information service expenses.

Operating loss was $107 in 1996, a reduction of $7,187 from operating income in 1995 of $7,080. Interest expense decreased from $3,115 in 1995 to $2,751 in 1996 due primarily to a reduction in working capital that resulted primarily from the Company's inventory reduction efforts and the sale of the assets of the Sidney Division. The loss before extraordinary item of $2,016, or $0.54 per share, in 1996 compares to income before extraordinary item of $2,286, or $0.61 per share, in 1995. The extraordinary charge in 1996 was due to the partial prepayment ($10,000) of 8.41% Senior Notes payable to a group of institutional investors and the execution of a new bank Credit Agreement. The charge was comprised of the prepayment penalty and the write-off of unamortized debt issuance costs. This charge, net of applicable income taxes, amounted to $619, or $0.16 per share. The net loss for 1996 was $2,635, or $0.70 per share, as compared to net income of $2,286, or $0.61 per share, in 1995.

Seasonality

Sales are higher in the second half of the year (and highest in the fourth quarter) due to the seasonality of housewares' retail sales.

Capital Resources and Liquidity

Inventories increased from $18,513 in 1996 to $20,859 in 1997. The increase was due in part to efforts aimed at increasing customer service levels. In addition, the growth of the kitchen/household tools product line requires greater inventory investments due to longer lead times caused by sourcing the products from Asia.

Inventories decreased from $26,867 in 1995 to $18,513 in 1996. Approximately 40% of the decrease was due to the sale of the assets of the Sidney Division. The remaining reduction in inventories resulted from the Company's emphasis on sales forecasting and inventory reduction efforts, the combination of which will allow the Company to deal effectively with customer service and also optimize inventory levels.

Capital expenditures were $2.7 million, $4.2 million and $4.3 million in 1997, 1996 and 1995, respectively. As a result of the planned relocation of the Company's distribution center in the first quarter of 1998, the Company has committed to $1.5 million of capital expenditures related to computer hardware and software, conveyor systems and racking.

On November 30, 1994, the Company completed a financing package consisting of a $30,000 three-year bank Credit Agreement and the private placement of $20,000 of 8.41% Senior Notes payable to a group of institutional investors. Proceeds from the financing package were used to refinance existing bank loans incurred to support working capital requirements and for acquisitions. On November 13, 1996, the Company entered into a new bank Credit Agreement, resulting in increased borrowing capacity. The new bank Credit Agreement provides for $45,000 of borrowing capacity and expires on December 31, 1999. The Company used proceeds from the new bank Credit Agreement to prepay $10,000 of 8.41% Senior Notes on November 15, 1996. The new bank Credit Agreement was amended, effective September 30, 1997, to reconfigure certain financial covenants contained therein. The Company was in compliance with all of the financial covenants contained in the amended bank Credit Agreement as of December 31, 1997, and management expects to be in compliance with such covenants in the future.

The 8.41% Senior Notes were amended, effective December 31, 1997, to reconfigure certain financial covenants contained therein. Had the 8.41% Senior Notes not been amended, the Company would not have been in compliance with a fixed charges coverage ratio covenant and a restricted payments (dividends) covenant as of December 31, 1997. The Company was in compliance with all of the financial covenants contained in the amended 8.41% Senior Notes as of December 31, 1997, and management expects to be in compliance with such covenants in the future.

On December 31, 1997, the Company completed the sale of one of three non-operating facilities for $1.8 million in cash and used part of the proceeds to prepay $1 million owed under a 12% note payable to the Estate of Ronald J. Gangelhoff arising from the Company's purchase of Chicago Cutlery, Inc. in 1988, with the remaining proceeds used for working capital purposes. In January of 1998, the Company completed the sale of a second non-operating facility for $489 in cash, which was also used for working capital purposes.

The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses; however, certain events, such as significant acquisitions, could require additional external financing.

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

On March 19, 1998, the Company announced that it had entered into an agreement to sell its enamelware cookware business (Enamelware Division), which, subject to certain conditions, will become effective March 31, 1998. In exchange for the sale of certain assets related to the Enamelware Division, including property, plant and equipment and inventories, as well as associated brand names and trademarks, the Company expects to receive consideration of approximately $6.4 million, of which approximately $5.0 million will be in the form of a cash payment at closing. The Company anticipates the remainder of the consideration to be in the form of a promissory note (the "Note") to be paid in six equal annual installments beginning April 1, 1999. The obligations under the Note shall be offset against rent due from the Company for office and warehouse space in its current headquarters located within the Enamelware Division facility. As a result of this agreement, the Company anticipates recording in the first quarter of 1998, as a component of selling, general and administrative expense, a charge against earnings of approximately $1,500. This net non-cash charge will consist of the following components:

Excess of consideration received over net book value
  of tangible assets sold							$ 2,000
Non-cash charges:
  Goodwill write-off								 (2,800)
  Defined benefit pension plan curtailment				   (700)
Loss on sale									$(1,500)


Net sales of the Enamelware Division were $14,145, $16,508 and $21,890 in 1997, 1996 and 1995, respectively. Income from operations (including cooperative advertising, warehousing, goodwill amortization and direct marketing expenses, but excluding restructuring charges and allocation of corporate overhead charges) of the Enamelware Division was $2,278, $3,752 and $5,506 in 1997, 1996 and 1995, respectively.

Proceeds from the asset sale and the resulting reduction in ongoing working capital requirements will reduce debt outstanding and improve liquidity.

Effect of Inflation

For the years ended December 31, 1997 and 1996, there were no significant effects related to raw material or finished goods price increases from suppliers. For the year ended December 31, 1995, price increases in certain commodities used by the Company (e.g., aluminum ingot (44%), steel (5%) and packaging materials (10%)) had an adverse effect on the operations of the Company. The impact of the aluminum ingot increase adversely impacted operating income by approximately $800. As a result of the sale of the Sidney Division's assets in 1996, the Company does not have future exposure related to aluminum ingot price increases.

Year 2000

In 1997, the Company initiated the conversion of information systems and related software applications to Year 2000 compatible status. Management estimates the total cost of the Year 2000 project to be approximately $750 with approximately half of that amount incurred and reflected as a charge to selling, general and administrative expense in 1997. Completion of the project is planned prior to December 31, 1998.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Financial Statements:

Report of Independent Accountants

Consolidated Statement of Operations for the three years ended December 31, 1997

Consolidated Statement of Changes in Stockholders'
Equity for the three years ended December 31, 1997

Consolidated Balance Sheet at December 31, 1997 and
1996

Consolidated Statement of Cash Flows for the three years ended December 31, 1997

Notes to Consolidated Financial Statements

Quarterly Financial Information

Financial Statement Schedule:
For the three years ended December 31, 1997
VII - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


REPORT OF INDEPENDENT ACCOUNTANTS

Price Waterhouse LLP

To the Board of Directors and Stockholders of General Housewares Corp.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of General Housewares Corp., and its subsidiaries, at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Indianapolis, Indiana
February 2, 1998, except as to Note 14, which is as of March 19, 1998

CONSOLIDATED STATEMENT OF OPERATIONS

For the year ended December 31,     1997        1996        1995
(in thousands except per share amounts)

Net sales					 $104,531	$105,479	$119,340
Cost of goods sold			   62,089	  68,302	  79,028
Gross profit				   42,442	  37,177	  40,312
Selling, general and
 administrative expenses		   37,966	  37,284	  33,232
Operating income (loss)			    4,476	    (107)	   7,080
Interest expense, net			    2,749	   2,751	   3,115
Income (loss) before income taxes
 and extraordinary item			    1,727	  (2,858)	   3,965
Income tax expense (benefit)		    1,065	    (842)	   1,679
Income (loss) before
 extraordinary item			      662	  (2,016)	   2,286
Extraordinary item net
 of income tax benefit			        -	     619	       -
Net income (loss)				 $    662	$ (2,635)	$  2,286
Earnings (loss) per common share
 (basic and diluted):
Income (loss) before extraordinary
 item per common share			 $   0.17	$  (0.54)	$   0.61
Extraordinary item, net of income
 tax benefit per common share		        -	   (0.16)	       -
Net income (loss) per common share	 $   0.17	$  (0.70)	$   0.61
See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                              Common   Common   Capital in  Cumulative
                              Stock    Stock    Excess of   Translation
(in thousands)                Shares   Amount   Par Value   Adjustment

December 31, 1994             3,967    $1,324   $22,708        $(215)
Restricted stock activity        11         4        72            -
Shares issued upon exercise
 of options                      21         7       205            -
Shares issued for employee
 stock purchase plan              4         1        67            -
Shares issued to treasury        34        11       422            -
Tax benefit from exercise of
 stock options                    -         -        54            -
Translation adjustments           -         -         -          176
Minimum pension liability         -         -         -            -
Dividends                         -         -         -            -
Net income                        -         -         -            -

December 31, 1995            4,037     1,347    23,528           (39)
Restricted stock activity       15         5       211             -
Shares issued upon exercise
 of options                     18         5       139             -
Shares issued for employee
 stock purchase plan            11         4        84             -
Tax benefit from exercise
 of stock options                -         -        14             -
Translation adjustments          -         -         -           (56)
Minimum pension liability        -         -         -             -
Dividends                        -         -         -             -
Net income                       -         -         -             -

December 31, 1996            4,081     1,361    23,976           (95)
Restricted stock                 3         1        69             -
Shares issued upon exercise
 of options                      3         1        45             -
Shares issued for employee
 stock purchase plan             9         3        58             -
Tax benefit from exercise
 of stock options                -         -         7             -
Translation adjustments          -         -         -          (228)
Minimum pension liability        -         -         -             -
Dividends                        -         -         -             -
Net income                       -         -         -             -

December 31, 1997            4,096    $1,366   $24,155         $(323)


				    			          Minimum
				    Retained	Treasury  Pension
				    Earnings	Stock	    Liability   Total

December 31, 1994           $30,029       $(3,216)      $(375)  $50,255
Restricted stock activity         -             -           -        76
Shares issued upon exercise
 of options                       -             -           -       212
Shares issued for employee
 stock purchase plan              -             -           -        68
Shares issued to treasury         -          (433)          -         -
Tax benefit from exercise
 of stock options                 -             -           -        54
Translation adjustments           -             -           -       176
Minimum pension liability         -             -          (83)     (83)
Dividends                    (1,196)            -            -   (1,196)
Net income                    2,286             -            -    2,286

December 31, 1995            31,119        (3,649)        (458)  51,848
Restricted stock activity         -             -            -      216
Shares issued upon exercise
 of options                       -             -            -      144
Shares issued for employee
 stock purchase plan              -             -            -       88
Tax benefit from exercise
 of stock options                 -             -            -       14
Translation adjustments           -             -            -      (56)
Minimum pension liability         -             -           76       76
Dividends                    (1,205)            -            -   (1,205)
Net income                   (2,635)            -            -   (2,635)

December 31, 1996            27,279        (3,649)        (382)  48,490
Restricted stock activity         -             -            -       70
Shares issued upon exercise
 of options                       -             -            -       46
Shares issued for employee
 stock purchase plan              -             -            -       61
Tax benefit from exercise
 of stock options                 -             -            -        7
Translation adjustments           -             -            -     (228)
Minimum pension liability         -             -          382      382
Dividends                    (1,219)            -            -   (1,219)
Net income                      662             -            -      662

December 31, 1997           $26,722       $(3,649)       $  0   $48,271


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

December 31,				1997		1996
(in thousands except for share amounts)

ASSETS
Current Assets:
 Cash and cash equivalents		$ 2,363	$ 1,981
 Accounts receivable, less
  allowances of $2,782
  ($3,575 in 1996)			 15,170	 15,823
 Inventories				 20,859	 18,513
 Deferred tax assets			  2,857	  3,831
 Other current assets			  1,680	    932
Total current assets			 42,929	 41,080
Note receivable				  2,364	  2,707
Property, plant and equipment, net	 12,483	 13,420
Other assets				  3,581	  6,479
Patents and other intangible assets	  2,600	  4,195
Cost in excess of net assets
 acquired					 26,807	 27,398
						-------	-------
						$90,764	$95,279
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Current maturities of long-term
  debt					$ 2,793	$2,190
 Accounts payable				  2,717	  3,932
 Salaries, wages and related
  benefits					  2,087	  1,671
 Accrued liabilities			  2,838	  3,288
 Income taxes payable			    437	    379
Total current liabilities		 10,872	 11,460
Long-term debt				 29,761	 30,575
Deferred liabilities			  1,860	  4,754
Commitments and contingent liabilities
 (Note 12)
Stockholders' Equity:
 Preferred stock - $1.00 par value:
  Authorized - 1,000,000 shares
 Common stock - $.33-1/3 par value:
  Authorized - 10,000,000 shares
  Outstanding - 1997 - 4,095,730
  and 1996 - 4,080,736 shares		  1,366	  1,361
 Capital in excess of par value	 24,155	 23,976
 Treasury stock at cost - 1997
  and 1996 - 277,760 shares		 (3,649)	 (3,649)
 Retained earnings			 26,722	 27,279
 Cumulative translation adjustment	   (323)	    (95)
 Minimum pension liability		      -	   (382)
Total stockholders' equity		 48,271	 48,490
						-------	-------
						 $90,764	$95,279

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the year ended December 31,	1997		1996		1995
(in thousands)
Operating activities:

Net income (loss)				$   662	$(2,635)	$ 2,286
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities -
Depreciation and amortization		  5,408	  4,853	  4,486
Loss on sale of assets			      -	  2,335	      -
Foreign exchange (gain) loss		.    (5)	     21	     85
Compensation related to stock awards     77	    215	     77
Increase in deferred
 income taxes				    (37)	 (1,531)	   (452)
Decrease (increase) in operating assets:
 Accounts receivable			    669	    322	    713
 Inventory					 (2,267)	  5,311	 (5,985)
 Other assets				  1,841	   (476)	     34
(Decrease) increase in operating liabilities:
 Accounts payable				 (1,215)	    819	 (1,094)
 Salaries, wages and related benefits,
  accrued and deferred liabilities	 (1,535)	    545	    542
 Income taxes payable			     58	   (930)	    171
						 ------	-------	-------
Net cash provided by
 operating activities			  3,656	  8,849	    863

Investing activities:

Additions to property, plant and
 equipment, net				 (2,649)	 (4,236)	 (4,345)
Payment for acquisitions		   (989)	      -	      -
Proceeds from sale of assets		  1,785	  1,750	      -
Issuance of notes
 receivable					    (21)	   (370)	      -
						-------	-------	-------

Net cash used for investing
 activities					 (1,874)	 (2,856)	 (4,345)

Financing activities:

Long-term debt (repayment)
 borrowings					   (211)	  3,541	  4,803
Repayment
 of senior notes				      -	(10,000)	      -
Proceeds from stock options and
 employee stock purchases		    107	    246	    280
Dividends paid				 (1,219)	 (1,205)	 (1,196)
						 ------	-------	-------
Net cash (used for) provided by
 financing activities			 (1,323)	 (7,418)	  3,887
Net increase (decrease) in cash
 and cash equivalents			    459	 (1,425)	    405
Cash and cash equivalents at
 beginning of year			  1,981	  3,414	  2,993
Effect of exchange rate on cash	    (77)	     (8)	     16
						 ------	-------	-------
Cash and cash equivalents at
 end of year				 $2,363	$ 1,981	$ 3,414

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share amounts)

1.  Nature of Operations

The Company manufactures and markets consumer durable goods with principal lines of business consisting of housewares (cookware, cutlery and kitchen/household tools) and precision cutting tools. In addition, the Company sells products through a chain of manufacturer's retail outlet stores. The majority of the Company's sales are derived from the housewares line.

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

Inventories - Inventories are stated at the lower of cost or market and at December 31 were comprised of the following:

						1997		1996
Raw Materials				$ 4,903	$ 4,983
Work in Process				    609	    953
Finished Goods				 15,504	 13,519
						 ------	-------
						 21,016	 19,455
LIFO Reserve				   (157)	   (942)
						 ------	-------
						$20,859	$18,513

Cost, at December 31, 1997 and 1996, is determined on a last-in, first-out
(LIFO) basis for approximately 76% of the Company's inventories. The remaining inventories are costed on a first-in, first-out (FIFO) basis.

Property, Plant and Equipment - Property, plant and equipment is recorded at cost and depreciated using the straight-line method based on useful lives of 20 to 30 years for buildings and improvements and 3 to 15 years for machinery and equipment.

Property, Plant and Equipment is as follows:

						1997		1996

	Land					$   648	$   648
	Buildings and Improvements	  6,944	  6,890
	Machinery and Equipment		 24,640	 23,519
						 ------	-------
						 32,232	 31,057
	Accumulated Depreciation	(19,749)	(17,637)
						 ------	-------
						$12,483	$13,420

Other Assets - On January 17, 1996, the Company sold a non-operating facility located in Hyannis, Massachusetts. The Company received cash of $1.3 million for the facility. The cash was used for working capital purposes. On December 31, 1997, the Company completed the sale of one of three remaining non-operating facilities for $1.8 million in cash and used part of the proceeds to prepay $1 million owed under a 12% note payable to the Estate of Ronald J. Gangelhoff arising from the Company's purchase of Chicago Cutlery, Inc. in 1988, with the remaining proceeds used for working capital purposes. In January of 1998, the Company completed the sale of a second non-operating facility for $489 in cash, which was also used for working capital purposes. The proceeds received on each of these sales approximated the net book value of the asset sold. Other assets also include prepaid pension expense.

Intangible Assets - The cost in excess of net assets acquired is amortized using the straight-line method over periods ranging from 10 to 40 years.
Other intangible assets arising from acquisitions are included in patents and other intangible assets and are amortized using the straight-line method over periods of 5 to 15 years. Amortization of intangible assets was approximately $1,781 in 1997 ($1,789 in 1996 and $1,793 in 1995) and accumulated amortization was $10,131 and $8,350 at December 31, 1997 and 1996, respectively. The Company assesses the recoverability of costs in excess of net assets acquired based on undiscounted future cash flows. No write-downs to such costs were incurred for the periods ended December 31, 1997, 1996 or 1995.

Deferred Liabilities - Deferred liabilities include a minimum pension liability (in 1996), deferred income taxes and deferred compensation.

Earnings per Share - FAS No. 128, "Earnings per Share", was adopted for the year ended December 31, 1997, and retroactively applied to the prior years presented. While options to purchase common shares were outstanding during each of the years presented, the options' exercise price was greater than the average market price in most cases, resulting in no difference between diluted earnings per share and basic earnings per share calculations. There were no other reconciling items between basic and diluted earnings per share.

Currency Translation - The net assets of foreign operations are translated into U.S. dollars using year-end exchange rates. Revenue and expenses are translated at average exchange rates during the reporting period.

Sales to Significant Customers - During 1995, the Company had gross sales to a single customer of $12,980, which represented approximately 10% of total sales for 1995. During 1997 and 1996, there were no sales to a single customer that exceeded 10% of total sales.

Advertising - The Company participates in cooperative advertising programs with certain customers related to products being promoted. In addition, the Company conducts consumer advertising programs designed to highlight product features and build brand awareness. Advertising expense related to the programs is expensed as incurred and was $3,603, $3,644 and $3,675 for the periods ended December 31, 1997, 1996 and 1995, respectively.

Reclassification - Certain 1995 and 1996 amounts have been reclassified to conform with the 1997 presentation.

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

3.  Restructuring Charges

On January 4, 1996, the Company announced its intention to exit its cast iron and cast aluminum businesses ("Sidney Division"). A purchase agreement to sell the assets of the Sidney Division, effective August 1, 1996, was executed whereby the Company received consideration of $4,000 in the form of a cash payment of $450, a note receivable of $3,000, and the purchaser's assumption of certain liabilities. The consideration was received in exchange for certain assets of the Sidney Division, as well as associated brand names and trademarks. The note receivable was discounted to a net present value of $2,707 and will be paid with a $1,000 initial payment on July 31, 1999, and quarterly payments of $125 commencing October 31, 1999, through July 31, 2003. As a result of this agreement, the Company recorded in 1996, as a component of selling, general and administrative expenses, a charge against earnings of $3,198 ($400 of which relates to loss on curtailment of the Sidney Division defined benefit pension plans). A benefit of $928 was recorded in cost of sales as a result of the reversal of the Sidney Division LIFO reserve offset by other inventory loss reserves. Approximately $505 of the selling, general and administrative charge remains as a component of accrued liabilities and as a reduction to non-current assets at December 31, 1997, representing future warranty and pension payments to be made by the Company. Net sales of the Sidney Division were $4,159 and $16,884 in 1996 and 1995, respectively. The income (loss) from operations (including cooperative advertising, warehousing and direct marketing expenses, but excluding restructuring charges and allocation of corporate overhead expenses) of the Sidney Division was $(1,496) and $820 in 1996 and 1995, respectively.

In addition to the foregoing, the Company closed three manufacturer's retail outlet stores, sold certain assets associated with its stamped and spun aluminum cookware product line and incurred a charge related to the write-down of certain production equipment to net realizable value in 1996. The results of operations of these stores and the stamped and spun aluminum cookware product line, the charges incurred as a result of their disposition and the aforementioned write-down related to production equipment amounted to approximately $530 for the year ended December 31, 1996 (reflected in selling, general and administrative expense).

In 1997, the Company initiated cost reduction activities including the elimination of 32 positions that had supported a variety of selling, general and administrative functions and the planned first quarter 1998 relocation of its primary distribution center. Severance related wages and benefits of $826 were recorded as a charge to selling, general and administrative expense as a result of the initiatives. Approximately $418 of the charge remains as a component of accrued liabilities at December 31, 1997. All accrued payments will be made in 1998.

4.  Acquisitions

Effective June 25, 1997, the Company acquired two product lines for $689 in cash that became part of the Company's precision cutting tool segment. The acquisition was accounted for as a purchase. The net assets purchased, the purchase price and pro-forma results of operations, as if combined throughout the current and preceding periods, were not material. Related cost in excess of assets acquired from the acquisition of $587 is being amortized over 15 years.

Effective October 1, 1994, the Company purchased the assets of Walter Absil Company Limited and Olfa Products Corp. (collectively referred to as "Olfa Products Group"). In connection with issuance of restricted common stock related to the acquisition, the Company agreed, under certain circumstances, to make payments of up to $600 to the former owners upon sale of the restricted common stock. Pursuant to this agreement, the Company paid $300 in 1997, the entire amount being recorded as an increase to cost in excess of net assets acquired.

5.  Debt

Long-term and short-term debt includes the following:

December 31,				1997		1996

Bank Credit Agreement			$21,000	$18,000
8.41% Senior Notes payable
 in equal annual installments
 commencing 1998 through 2004		 10,000	 10,000
12% subordinated note payable
 in equal annual installments
 commencing 1996 through 2000		  1,190	  3,211
Deferred payment obligation due
 in quarterly installments of $125
 from January, 1995, through September,
 1998 (discounted at 6%)		    364	    825
6% subordinated notes payable in
 equal annual installments commencing
 1995 through 1997			      -	    729
						 ------	-------
						 32,554	 32,765
Less current maturities and
 short-term debt				  2,793	  2,190
						 ------	-------
Long-term debt				$29,761	$30,575

At December 31, 1997 and 1996, all of the Company's debt outstanding was unsecured.

The bank debt outstanding at December 31, 1997, relates to a Credit Agreement with three banks, dated November 13, 1996, consisting of an aggregate commitment of $45,000 of which $215 was reserved for letters of credit at December 31, 1997. This Credit Agreement expires on December 31, 1999. The Credit Agreement may be renewed, under certain circumstances, for two additional one-year periods. Drawings under the Credit Agreement are priced at the banks' Prime or LIBOR with spreads based on an incentive formula. At December 31, 1997, the Company could borrow under the Credit Agreement at Prime plus 0.5% or LIBOR plus 2.0%. The interest rates on outstanding amounts at December 31, 1997, ranged from 7.94% to 9.00%. Commitment fees of .375% of the unused balance on the line of credit are included in interest expense.

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

Terms of the Credit Agreement and the Senior Notes require, among other things, that the Company maintain certain minimum financial ratios. In addition, the agreements provide for limits on dividends, certain investments and lease commitments. At December 31, 1997, the Company was in compliance with all covenants contained in the Credit Agreement. The 8.41% Senior Notes were amended, effective December 31, 1997, to reconfigure certain financial covenants contained therein. Had the 8.41% Senior Notes not been amended, the Company would not have been in compliance with a fixed charges coverage ratio covenant and a restricted payments (dividends) covenant as of December 31, 1997. The Company was in compliance with all of the financial covenants contained in the amended 8.41% Senior Notes as of December 31, 1997, and management expects to be in compliance with such covenants in the future. In conjunction with the foregoing loan amendment, the interest rate associated with the Senior Notes was increased to 8.91%, although the interest rate may be reduced to 8.41% if the Company achieves certain cash flow goals contained in the amendment.

The 12% subordinated note payable is due the Estate of the former principal owner of Chicago Cutlery, Inc., a wholly-owned subsidiary of the Company. The Estate is a significant stockholder of the Company. The principal balance of the note was reduced by $21 and $157 in 1997 and 1996, respectively, as an offset to payments made with regard to the environmental remediation program discussed in Note 12. The terms of this note allow the Company to prepay the note in whole or in part, without penalty. On December 31, 1997, the Company made a $1 million prepayment related to the note.

The deferred payment obligation was incurred in connection with the acquisition of the assets of the Normandy enamel on steel cookware business of National Housewares, Inc.

Terms of the Deferred Payment Obligation and all of the Subordinated Notes provide for the right of offset upon the occurrence of certain events.

Aggregate principal payments for the five years subsequent to December 31, 1997, are as follows:

   1998		$ 2,793
   1999		 22,619
   2000		  1,429
   2001		  1,429
   2002		  1,429
   Later years	  2,855

Cash paid during 1997 for interest, net of cash received, was $2,706 (1996 - $2,538; 1995 - $2,798). Of this amount, $417, $579 and $562 consisted of amounts paid to related parties in 1997, 1996 and 1995, respectively.

6.  Common Stock and Rights

Common stock at December 31, 1997, included 264,130 shares reserved for outstanding stock options.

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

7.  Stock Plans

At December 31, 1997, the Company had two stock plans which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan and its stock purchase plan. Had compensation cost for the Company's stock plans been determined based on the fair value at the grant dates for transactions under those plans, consistent with the method of FAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss and net loss per share for 1996 and net income and net income per share for 1997 and 1995 would have been adjusted to the pro forma amounts indicated below:

					1997		1996		1995
Income (loss) from
 continuing operations:
   As reported			$  662	$(2,016)	$2,286
   Pro forma			$  571	$(2,152)	$2,238
Income (loss) per share
 (basic and diluted) from
 continuing operations:
   As reported			$ 0.17	$ (0.54)	$ 0.61
   Pro forma			$ 0.15	$ (0.57)	$ 0.59

The risk-free rate used in pro forma calculations is the yield, on the grant date, of a U.S. Treasury Strip with a maturity date equal to the expected term of the option. The expected life of vested stock options used in the calculation is five years with no assumed forfeiture. The volatility assumption utilized, (32.81%, 34.28% and 36.22% in 1997, 1996 and 1995, respectively), was developed using the Company's historical stock price with future dividend activity assumed to be consistent with 1997 activity.

The Company maintains a fixed stock plan for key employees which provides for the granting of options or awards of restricted stock until January 31, 2003. All stock options vest within three years of the date of grant with a maximum option term of seven years. A summary of transactions under the plan follows:

					Restricted			Stock
					Stock Shares		Options
								Shares	Wtd. Avg.
										Price
Outstanding December 31, 1994	 10,500		231,404	$11.50
Granted during 1995		 10,500		106,000	 12.84
Canceled during 1995		      -		(13,000)	 13.01
Released or exercised
 during 1995			 (3,500)		(20,634)	 10.40
Outstanding December 31, 1995  17,500		303,770	 11.98
Granted during 1996		 15,268		 44,500	 10.39
Canceled during 1996		      -		 (7,550)	 13.12
Released or exercised
 during 1996			 (9,500)		(18,434)	  7.84
Outstanding December 31, 1996  23,268		322,286	 11.97
Granted during 1997		      -		 77,250	 10.50
Canceled during 1997		      -	     (128,739)	 11.43
Released or exercised
 during 1997			 (8,000)		 (6,667)	  7.13
Outstanding December 31, 1997	 15,268		264,130	$11.88


Options granted under the plan provide for the issuance of common stock at not less than 100% of the fair market value on the date of grant. When options are exercised, proceeds received are credited to common stock and capital in excess of par value. Stock options were exercised at $7.125 per share in 1997. Of the options outstanding at December 31, 1997, 47,834 were granted at prices ranging from $9.250 to $10.375 per share, while 216,296 were granted at prices ranging from $10.50 to $14.00 per share. The weighted average remaining contractual lives for the ranges are 5.63 years and 5.12 years, respectively. Options for 146,269 shares were exercisable at December 31, 1997.

Restricted stock granted under the plan is subject to restrictions relating to earnings targets of the Company and/or continuous employment or other relationships.

On July 1, 1992, the Company introduced its Employee Stock Purchase Plan. The plan, administered by a Committee appointed by the Board of Directors, is intended to qualify as an "employee stock purchase plan" within the meaning of
Section 423 of the Internal Revenue Code. The Employee Stock Purchase Plan provides that shares of the Company's Common Stock will be purchased at the end of each calendar quarter with funds deducted from the payroll of eligible employees. Employees receive a bargain purchase price equivalent to 90% of the lower of the opening or closing stock price of each calendar quarter. Dividends paid to the Employee Stock Purchase Plan fund are reinvested in the fund to buy additional shares. At December 31, 1997, the balance in the plan consisted of 24,343 shares of General Housewares Corp. Common Stock (22,569 shares in 1996).

8.  Employee Benefit Plans

The Company sponsors four defined benefit pension plans (two of which cover union employees at the Sidney Division - see Note 3) which cover substantially all salaried and hourly employees. Pension benefit formulas are related to final average pay or fixed amount per year of service. It is the Company's policy to fund at least the minimum amounts required by applicable regulations. Effective August 1, 1996, the Sidney Division's plans no longer accrue service cost due to the 1996 sale of the assets of the Division.

Net periodic pension cost included the following components:

						1997		1996		1995
Service cost-benefits earned
 during the period			$   600	$   544	$   459
Interest cost on projected
 benefit obligation			  1,510	  1,302	  1,226
Actual return on plan assets		 (6,366)	 (1,991)	 (2,632)
Net amortization and deferral		  5,169	    819	  1,561
						 ------	-------	-------
Net periodic pension cost		$   913	$   674	$   614

The funded status of the plans as of December 31 was as follows:

					1997		1996		1996
					Assets	Assets	Accumulated
					Exceed	Exceed	Benefits
					Accumulated	Accumulated	Exceed
					Benefits	Benefits	Assets

Accumulated benefit obligation

  -vested				$20,577	$12,383	$ 7,166
  -non vested			    287	    195	     20
					 ------	-------	-------
					 20,864	 12,578	  7,186

Effect of projected
 salary increases			  1,459	  1,592	      -
					 ------	-------	-------
Projected benefit
 obligation				 22,323	 14,170	  7,186
Plan assets at
 fair value				 25,857	 13,758	  6,881
					 ------	-------	-------
Plan assets over (under)
 projected benefit
 obligation				  3,534	   (412)	   (305)
Unrecognized net transition
 liability				   (548)	   (415)	   (270)
Unrecognized net (gain)loss
 from experience differences	 (1,505)	  2,240	  1,154
Unrecognized prior
 service cost			  1,080	    290	  1,193
Adjustment to recognize
 minimum liability		      -	      -	 (1,803)
					 ------	-------	-------
Prepaid (accrued) pension
 cost recognized in
 balance sheet			$ 2,561	$ 1,703	$   (31)

In accordance with the provisions of Statement of FAS No. 87, "Employers' Accounting for Pensions", the Company recorded an additional minimum liability at December 31, 1996, representing the excess of the accumulated benefit obligation over the fair value of plan assets and prepaid pension asset. The minimum liability for plans with accumulated benefits in excess of assets of $1,803 at December 31, 1996, has been included in the Company's Consolidated Balance Sheet as a deferred liability with an offset in other intangible assets and equity. In addition, as of December 31, 1996, a deferred tax asset of $227 has been recognized for the minimum liability charge to equity. The fair value of plan assets exceeded the accumulated benefit obligation at December 31, 1997. Accordingly, no additional minimum liability was included in the Company's Consolidated Balance Sheet as of December 31, 1997.

The actuarial present value of the projected benefit obligation at December 31, 1997 and 1996, was determined using a weighted average discount rate of 7.25% and a rate of increase in future compensation levels of 4%. The weighted average expected long-term rate of return on assets was 9% at December 31, 1997 and 1996. As of December 31, 1997, approximately 16% (1996
- 31%) of the plan's assets were invested in fixed income funds.

In addition to the defined benefit plans described above, the Company also sponsors a 401(K) plan for all full-time employees. The Company matches a portion of each employee contribution. The Company's contribution expense was $275 in 1997 ($297 in 1996 and $316 in 1995).

The Company maintains a non-qualified, unfunded deferred compensation plan for certain key executives, providing payments upon retirement. The present value of the deferred compensation is included in deferred liabilities.

9.  Income Taxes

The components of the provision for income taxes were as follows:

					1997		1996		1995
Current income tax expense:
  Federal				$   347	$   134	$ 1,624
  State				     45	     90	    251
  Foreign				    718	    471	    219
					-------	-------	-------
Total current income tax
 expense				  1,110	    695	  2,094
Deferred income tax
 expense (benefit):
  Federal				     18	 (1,390)	   (389)
  State				    (51)	   (141)	    (57)
  Foreign				    (12)	     (6)	     31
					 ------	-------	-------
Total income tax expense (benefit)
 before extraordinary item:	  1,065	   (842)	  1,679

Current income tax benefit on
 extraordinary item:		      -	   (269)	       -
					 ------	-------	--------

Total income tax
 expense (benefit)		$ 1,065	$(1,111)	$ 1,679

A reconciliation between taxes from continuing operations computed at the federal statutory tax rate and the Company's consolidated effective tax rate were as follows:

					1997		1996		1995
Computed tax at
 Federal statutory rate		$   587	$  (972)	$ 1,348
State income taxes, net of
 federal income tax benefit	     30	    (99)	    128
Amortization of excess
 purchase price			    198	    199	    199
Tax effects attributable
 to foreign operations		    126	     77	     42
Miscellaneous items		    124	    (47)	    (38)
					 ------	-------	-------
Total income tax expense (benefit)
 before extraordinary item	$ 1,065	$  (842)	$ 1,679

Deferred tax assets (liabilities) were comprised of the following at December
31:

						1997		1996
Gross deferred tax assets:
Accounts receivable allowances	$   587	$   761
Inventory reserves			    669	    934
Vacation					    160	    149
Foreign tax credit			    280	    361
Restructuring				     60	    373
Package design costs			    211	      -
Other, miscellaneous			    938	  1,032
						 ------	-------
Gross deferred tax assets		$ 2,905	$ 3,610

Gross deferred tax liabilities:
Property, plant and equipment		$  (327)	$  (787)
Pension					   (521)	   (813)
Other, miscellaneous			   (166)	   (156)
						-------	-------
Gross deferred tax liabilities	$(1,014)	$(1,756)
						 ------	-------
Net deferred tax assets			$ 1,891	$ 1,854

Cash paid for income taxes during 1997 was $741 (1996-$87; 1995-$318).

10.  Operating Leases

The Company leases warehouses, administrative offices, computer equipment and retail outlet store space. Certain of the retail store leases provide for contingent rental payments, generally based on the sales volume of the applicable retail unit. All leases in which the Company is engaged are classified as operating leases.

Future minimum annual lease payments under these operating leases, the majority of which have initial or remaining non-cancelable lease terms in excess of one year, were as follows at December 31, 1997:

   1998		$1,910
   1999		 1,491
   2000		   983
   2001		   804
   2002		   654
Later years		   589

Certain leases require payments of real estate taxes, insurance, repairs and other charges. Total rental expense was $2,018 in 1997 (1996-$1,797; 1995- $2,098).

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

12.  Commitments and Contingent Liabilities

The Company is currently involved with private parties and state agencies in the review and evaluation, or remediation, of six sites posing potential or identified environmental contamination problems. Based on information currently available, management's best estimate of probable remediation costs, recorded as a liability, is $480 at December 31, 1997 ($394 at December 31, 1996), which aggregate amount management believes will be paid out during the course of the next five years. Within a range of reasonably possible environmental cleanup liabilities established on the basis of current information, the recorded liability represents substantially all of the currently estimable maximum loss that has been identified by the Company and its environmental advisors. Based on provisions in the stock purchase agreement related to the acquisition of Chicago Cutlery, Inc., the Company has recovered approximately $1,109 previously expended by the Company on the mandated remediation of hazardous wastes generated at the Antrim, New Hampshire, manufacturing site (the "Antrim Site") owned by Chicago Cutlery, Inc., through an offset to amounts owed to the holders of the 12% subordinated note ($809 related to principal payments and $300 related to interest payments
- see Note 5). Based on the opinion of legal counsel, the Company considers it probable that it will retain such amounts. The holders of the 12% subordinated note have not agreed to such offset. While neither the timing nor the amount of the ultimate costs associated with environmental matters can be accurately determined, management does not expect that these matters will have a material effect on the Company's consolidated financial position, results of operations and cash flow.

13.  Segment Information

The Company's principal business involves the manufacture and marketing of consumer durable goods. These operations are classified into two reportable segments:

Housewares - Included in this segment are the Company's cookware, cutlery and kitchen/household tool products, as well as a chain of manufacturer's retail outlet stores with sales derived primarily from these products. These products are used primarily in commercial and residential food preparation and are distributed primarily through mass merchandisers, department stores and specialty shops.

Precision Cutting Tools - Included in this segment is the Company's Olfa Products Group and OLO Division. Products in this segment are designed and marketed for diverse commercial and residential use including hobby, craft, sewing and construction. The goods are sold both directly and through distributors, primarily to hardware stores and sewing/hobby/craft stores.

Financial information by reportable segments is as follows:

					Housewares		Precision
1997								Cutting Tools

Net sales				$86,477		$18,054
Operating income			    630		  3,846
Identifiable assets		 76,862		 13,902
Depreciation and amortization	  5,006		    402
Capital expenditures, net	  2,607		     42

1996
Net sales				$ 89,248		$ 16,231
Operating (loss) income		  (2,600)		   2,493
Identifiable assets		  87,092		   8,187
Depreciation and amortization	   4,496		     357
Capital expenditures, net	   4,210		      26

1995
Net sales				$103,370		$ 15,970
Operating income			   5,606		   1,474
Identifiable assets		  97,254		   7,285
Depreciation and amortization	   4,135		     351
Capital expenditures, net	   4,325		      20


As discussed in Note 3, the Company sold the assets of its Sidney Division, effective August 1, 1996. The reduction in assets and related restructuring charges are included in the Housewares segment. Charges related to the 1997 restructuring referred to in Note 3 are also included in the Housewares segment.

During 1995, the Company had gross sales to one customer of $12,577, representing 11% of total Housewares segment gross sales. During 1997 and 1996, there were no sales to a single customer that exceeded 10% of either segment's sales.

14.  Subsequent Event

On March 19, 1998, the Company announced that it had entered into an agreement to sell its enamelware cookware business (Enamelware Division), which, subject to certain conditions, will become effective March 31, 1998. In exchange for the sale of certain assets related to the Enamelware Division, including property, plant and equipment and inventories, as well as associated brand names and trademarks, the Company expects to receive consideration of approximately $6.4 million, of which approximately $5.0 million will be in the form of a cash payment at closing. The Company anticipates the remainder of the consideration to be in the form of a promissory note (the "Note") to be paid in six equal annual installments beginning April 1, 1999. The obligations under the Note shall be offset against rent due from the Company for office and warehouse space in its current headquarters located within the Enamelware Division facility. As a result of this agreement, the Company anticipates recording in the first quarter of 1998, as a component of selling, general and administrative expense, a charge against earnings of approximately $1,500. This net, non-cash charge will consist of the following components:

Excess of consideration received over net book value
  of tangible assets sold							$ 2,000
Non-cash charges:
  Goodwill write-off								 (2,800)
  Defined benefit pension plan curtailment				   (700)
Loss on sale									$(1,500)

Net sales of the Enamelware Division were $14,145, $16,508 and $21,890 in 1997, 1996 and 1995, respectively. Income from operations (including cooperative advertising, warehousing, goodwill amortization and direct marketing expenses, but excluding restructuring charges and allocation of corporate overhead charges) of the Enamelware Division was $2,278, $3,752 and $5,506 in 1997, 1996 and 1995, respectively.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands of dollars except per share amounts)

Quarter ended		Dec. 31,	Sept. 30,	June 30,	March 31,
				1997		1997		1997		1997

Net sales			$31,026	$29,215	$23,415	$20,875
Gross profit		$12,574	$12,696	$ 8,567	$ 8,605
Net income (loss)		$   915	$   932	$  (491)	$  (694)
Earnings per common share
 (basic and diluted):
 Net income (loss)	$  0.24	$  0.24	$ (0.13)	$ (0.18)
Dividends per common
 share			$  0.08	$  0.08	$  0.08	$  0.08
Market price range:
  High			 10-1/2	 10-3/4	 10-1/8	 10-7/8
  Low				  8-3/4	  8-9/16	  8-1/2	  9-1/4


Quarter ended		Dec.31,	Sept.30,	June 30,	March 31,
				1996		1996		1996		1996

Net sales			$32,858	$26,406	$21,613	$24,602
Gross profit		$13,265	$ 9,698	$ 6,575	$ 7,639
Income (loss) before
 extraordinary item	$ 2,327	$    60	$(2,174)	$(2,229)
Extraordinary item, net
 of income tax benefit	   (619)	      -	      -	      -
Net income (loss)		$ 1,708	$    60	$(2,174)	$(2,229)
Earnings per common share
 (basic and diluted):
 Income (loss) before
  extraordinary item
  per common share	$  0.61	$  0.02	$ (0.57)	$ (0.59)
 Extraordinary item, net
  of income tax benefit
  per common share	$ (0.16)	$     -	$     -	$     -
Net income (loss) per
 common share		$  0.45	$  0.02	$ (0.57)	$ (0.59)
Dividends per common
 share			$  0.08	$  0.08	$  0.08	$  0.08
Market price range:
  High			10-7/8	12-5/8	14-1/8	11-3/4
  Low				 8-3/8	 9		11		 7-7/8

As discussed in Note 3 to the consolidated financial statements, the Company sold the assets of its Sidney Division, effective August 1, 1996. Related restructuring charges are reflected in results for the quarters ended March 31, 1996 and June 30, 1996.

Restructuring charges incurred in 1997, as discussed in Note 3 to the consolidated financial statements, are reflected in results for the quarters ended September 30, 1997 and December 31, 1997.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors of General Housewares Corp.

Our audits of the consolidated financial statements referred to in our report dated February 2, 1998, except as to Note 14, which is as of March 19, 1998, appearing in the 1997 Annual Report to Shareholders of General Housewares Corp. (which report and consolidated financial statements are incorporated in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP
Indianapolis, Indiana
February 2, 1998

Item 9.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.

There have been no changes in or disagreements with the Company's independent accountants on accounting and financial disclosure.

PART III

The information required by Part III, Items 10, 11, 12 and 13 with respect to the directors and executive officers of the Company has been omitted because this information appears on pages 1 to 9 of the Company's definitive proxy statement which the Company expects to file with the Securities and Exchange Commission on or prior to March 31, 1998, and which is incorporated herein by reference, except with respect to the identification and business experience of executive officers required by Item 10, which is set forth under the caption "Executive Officers of the Company" in Part I of this Report. The Report of the Compensation Committee and the Performance Graph, which begin on page 10 and on page 12, respectively, of the Company's definitive proxy statement are not incorporated by reference.

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

	(ii)	By-laws as amended November 12, 1996 (filed as Form 8-K on
December 4, 1996, and incorporated herein by reference).

5.	Rights Agreement dated as of February 22, 1989 (filed with the
Securities and Exchange Commission as an Exhibit 2a Registration Statement on Form 8-A, and incorporated herein by reference).

10.	Material Contracts

10.1	Note Purchase Agreement, dated November 30, 1994, among the Company and
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

*10g.	Employment Agreement dated March 20, 1995, between the Company and John
C. Blackwell, relating, among other matters, to retirement and termination agreements.

*10h.	Employment Agreement dated July 3, 1995, between the Company and Gordon
H. Brown, relating, among other matters, to retirement and termination agreements.

*10i.	Employment Agreement dated November 11, 1995, between the Company and
Raymond J. Kulla, relating, among other matters, to retirement and termination agreements.

*10j.	Employment Agreement dated December 2, 1996, between the Company and
William V. Higdon relating, among other matters, to retirement and termination agreements.

11.	Computation of earnings per share.

21.	Subsidiaries of the registrant.

23.	Consent of Price Waterhouse, independent accountants, to the incorporation by reference constituting part of Registration Statements on Form S-8 (Nos. 33-33328, 2-77798 and 33-48336) of their report dated February 2, 1998.

99.	Audited financial statements of the Company's Employee Stock Purchase
Plan.


*Represents a contract, plan or arrangement pursuant to which compensation or benefits are provided to certain Executive Officers or Directors of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL HOUSEWARES CORP.

By	/s/Mark S. Scales							2/10/98
	Mark S. Scales							Date
	Vice President, Chief Financial Officer
	and Treasurer

By	/s/Bradley A. Kelsheimer					2/10/98
	Bradley A. Kelsheimer						Date
	Corporate Controller,
	Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Paul A. Saxton								2/10/98
Paul A. Saxton								Date
Chairman of the Board
President and Chief Executive Officer

/s/Thomas G. Belot							2/10/98
Thomas G. Belot - Director						Date

/s/Charles E. Bradley							2/10/98
Charles E. Bradley - Director						Date

/s/John S. Crowley							2/10/98
John S. Crowley - Director						Date

/s/Thomas L. Francis							2/10/98
Thomas L. Francis - Director						Date

/s/Joseph Hinsey IV							2/10/98
Joseph Hinsey IV - Director						Date

/s/Richard E. Lundin							2/10/98
Richard E. Lundin - Director						Date

/s/Ann Manix								2/10/98
Ann Manix - Director							Date

/s/Phillip A. Ranney							2/10/98
Phillip A. Ranney - Director						Date

EXHIBIT 11

COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE

					1997			1996			1995
Net Income (loss)			$ 662,000		$(2,635,000)	$2,286,000

Shares:
Weighted average number of
 shares of common stock
 outstanding			3,809,896		 3,759,089		 3,744,309

Shares assumed issued (less
 shares assumed purchased
 for treasury) on stock
 options				       36		     9,161		    21,341

Outstanding shares for
 diluted earnings per
 share calculation		3,809,932		 3,768,250		 3,765,650

Earnings per common
 shares basic and
 fully diluted			$    0.17		$    (0.70)		$     0.61

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

Subsidiary							State Incorporated

General Housewares Export Corporation		U.S. Virgin Islands

Chicago Cutlery, Inc.					Florida

Chicago Cutlery etc., Inc.				Indiana

General Housewares of Canada Inc.			Quebec, Canada

EXHIBIT 23

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-33328, 2-77798 and 33-48336) of General Housewares Corp., of our report dated February 2, 1998, appearing on page 22 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule which appears in this Form 10-K.

Price Waterhouse LLP
Indianapolis, Indiana
March 27, 1998

EX-27
ART. 5 FDS FOR 10-K

[ARTICLE]                                            5
[CIK]                                       0000040643
[NAME]                        GENERAL HOUSEWARES CORP.
[MULTIPLIER]                                     1,000
[CURRENCY]                                U.S. DOLLARS

[PERIOD-TYPE]                             YEAR
[FISCAL-YEAR-END]                          DEC-31-1997
[PERIOD-START]                             JAN-01-1997
[PERIOD-END]                               DEC-31-1997
[EXCHANGE-RATE]                            1
[CASH]                                     2,363
[SECURITIES]                               0
[RECEIVABLES]                              18,745
[ALLOWANCES]                               3,575
[INVENTORY]                                20,859
[CURRENT-ASSETS]                           42,929
[PP&E]                                     32,232
[DEPRECIATION]                             19,749
[TOTAL-ASSETS]                             90,764
[CURRENT-LIABILITIES]                      10,872
[BONDS]                                    0
[PREFERRED-MANDATORY]                      0
[PREFERRED]                                0
[COMMON]                                   1,366
[OTHER-SE]                                 46,905
[TOTAL-LIABILITY-AND-EQUITY]               90,764
[SALES]                                    104,531
[TOTAL-REVENUES]                           104,531
[CGS]                                      62,089
[TOTAL-COSTS]                              62,089
[OTHER-EXPENSES]                           37,966
[LOSS-PROVISION]                           465
[INTEREST-EXPENSE]                         2,749
[INCOME-PRETAX]                            1,727
[INCOME-TAX]                               1,065
[INCOME-CONTINUING]                        662
[DISCONTINUED]                             0
[EXTRAORDINARY]                            0
[CHANGES]                                  0
[NET-INCOME]                               662
[EPS-PRIMARY]                              0.17
[EPS-DILUTED]                              0.17

Report of Independent Accountants

February 2, 1998

To the Participants and Administrative Committee of
General Housewares Corp. Employee Stock Purchase Plan

In our opinion, the accompanying statements of financial condition and of income and changes in plan equity present fairly, in all material respects, the financial condition of General Housewares Corp. Employee Stock Purchase Plan at December 31, 1997 and 1996, and the changes in its financial condition for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

EMPLOYEE STOCK PURCHASE PLAN
STATEMENT OF FINANCIAL CONDITION

                                               December 31,
                                             1997        1996

Plan Assets
Investments in employer's securities
(cost, 1997 - $219,061; 1996 - $216,698)     $ 255,602    $ 220,048
                                             ---------    ---------
Liabilities and Plan Equity
Liabilities                                          -            -
Plan equity                                    255,602    $ 220,048
                                             ---------    ---------
STATEMENT OF INCOME AND CHANGES IN PLAN EQUITY

Year Ended                                     December 31,
                                              1997       1996

Dividend income                               $ 7,014     $ 6,262
Administrative expenses                          (304)       (284)
                                              -------     -------

Net dividend income                             6,710       5,978

Realized (loss) gain on investments            (2,680)     12,521
Unrealized appreciation in investments         27,046      24,226

Participant contributions                      51,758      84,861

Participant distributions                     (47,280)    (62,365)
                                              -------     -------

Net increase in plan equity                    35,554      65,221

Plan equity at beginning of period            220,048     154,827
                                              -------     -------

Plan equity at end of period                 $255,602    $220,048
                                             -------     -------

EMPLOYEE STOCK PURCHASE PLAN
NOTES TO FINANCIAL STATEMENTS

1.  Description of the Plan

The following description of the General Housewares Corp.
Employee Stock Purchase Plan (the Plan) provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

Eligibility

All full time employees of General Housewares Corp. (the Company) who have completed three months of service will be eligible to participate in the Plan at the beginning of the next calendar quarter subsequent to their completion of three months of service.

Stock Purchases

First Chicago Trust Company of New York, the Custodian for the Plan, will purchase the Company's common stock either (1) in the open market, (2) from an employee desiring to dispose of his/her shares pursuant to the Plan or (3) from the Company. The Company will pay all brokerage fees on all purchases of common stock under the Plan.

The price at which shares of common stock will be purchased will be the lesser of:

(a) 90% of the market value of the common stock on the first business day of the applicable calendar quarter, or

(b) 90% of the market value of the common stock on the last business day of such calendar quarter.

The number of shares of common stock that will generally be purchased in each calendar quarter will be equal to the amount of payroll deductions made during such quarter plus any accumulated dividends divided by the purchase price of the common stock. Dividend reinvestments are subject to a 5% administration fee paid by the Plan.

Withdrawals

An employee may withdraw part or all of his/her account balance at any time by giving written notice to the Plan. At December 31, 1997, approximately 775 shares of common stock had not been distributed to employees terminated in the third and fourth quarter of 1997.

Participant Accounts

A stock purchase account shall be maintained by the Custodian in the name of each participant. Authorized payroll deductions shall be held by the Company and credited to the participant's stock purchase account at the end of each calendar quarter. Interest will not accrue or be paid on available funds or any other cash held in a participant's stock purchase account. All dividends paid on the Company's common stock held in a participant's stock purchase account shall be used to purchase additional shares of the Company's common stock.
2.  Summary of Accounting Policies

Quoted market prices are used to value investments.

3.  Investments

At December 31, 1997 and 1996, investments were comprised of 24,343 and 22,569 shares, respectively, of General Housewares Corp. Common Stock. The closing market price on December 31, 1997 and 1996 was $10.50 and $9.75 per share, respectively. Net unrealized appreciation of investments was $27,046 and $24,226 in 1997 and 1996, respectively. Realized (loss) gain for 1997 and 1996 is calculated as follows:

                            For the            For the
                            Year Ended         Year Ended
                            December 31, 1997  December 31, 1996

Cost (using a FIFO basis)   $56,104            $71,524

Unrealized depreciation
recognized in prior years    (6,144)           (21,680)
                            -------            -------
                             49,960             49,844

Sales proceeds               47,280             62,365
                            -------            -------

Realized (loss) gain recognized
in current year             $(2,680)            $12,521
                            -------             -------

4.  Federal Income Taxes

The Plan is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code. As a result, participants are not subject to any tax at the time of the purchase of the Company's common stock at a discount. A favorable letter of determination has not been requested or obtained from the Internal Revenue Service.

March 31, 1998

Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, DC  20549

Dear Sirs:

Pursuant to regulations of the Securities and Exchange Commission submitted herewith for filing on behalf of General Housewares Corp. is the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. This filing is being effected by direct transmission to the Commission's EDGAR System.

Very truly yours,

Raymond J. Kulla
General Counsel and Secretary