Form 10-Q
period 1998-03-31
GENERAL HOUSEWARES CORP
filed 1998-05-14
CIK 40643

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECIURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998

OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to         .
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

Yes   X       No

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

Class of Common Stock                Outstanding at May 13, 1998

$.33-1/3 Par Value                          4,097,389

GENERAL HOUSEWARES CORP.
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Condensed Statements of Operations and Retained Earnings
  Three months ended March 31, 1998 and 1997

Consolidated Condensed Balance Sheets
  March 31, 1998 and December 31, 1997

Consolidated Condensed Statements of Cash Flows
  Three months ended March 31, 1998 and 1997

Notes to Consolidated Condensed Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS

SIGNATURES

COMPUTATION OF EARNINGS PER SHARE (basic & diluted)

FINANCIAL DATA SCHEDULE

PART I  FINANCIAL INFORMATION
GENERAL HOUSEWARES CORP. & SUBSIDIARIES
(Dollars in thousands except per share amounts)

Consolidated Condensed Statements of Operations and Retained Earnings

                                               For the three months
                                                 ended March 31,
                                                    (Unaudited)
                                                1998          1997
Net sales                                       $21,044       $20,875
Cost of goods sold                               12,974        12,270
                                                -------       -------
Gross profit                                      8,070         8,605
Selling, general and
 administrative expenses                         11,470         9,095
                                                -------       -------
Operating loss                                   (3,400)         (490)
Interest expense, net                               626           595
                                                -------       -------
Loss from operations before
 income tax benefit                              (4,026)       (1,085)
Income tax benefit                               (1,325)       (  391)
                                                 -------      -------
Net loss for the period                          (2,701)       (  694)

Retained earnings, beginning of period           26,722        27,279

Less:  Dividends ($.08 per common share
 in 1998 and 1997)                                  305           304
                                                 -------     --------

Retained earnings, end of period                $23,716       $26,281

Basic and diluted earnings per common share:
 Net loss                                         (0.71)       ($0.18)

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS


                                                        As of
                                                March 31,    December 31,
                                                  1998          1997
                                               (Unaudited)
ASSETS

Current Assets:
Cash                                           $   114      $ 2,363
Accounts receivable, less allowance of
$2,511 ($2,782 in 1997)                         13,586       15,170
Inventories                                     19,362       20,859
Deferred tax asset                               2,857        2,857
Other current assets                             2,007        1,680
Income taxes refundable                          1,776            -
                                               -------      -------
  Total current assets                          39,702       42,929

Note receivable                                  3,597        2,364
Property, plant and equipment, net               9,406       12,483
Other assets                                     2,222        3,581
Patents and other intangible assets              2,527        2,600
Cost in excess of net assets acquired           23,689       26,807
                                               -------      -------
Total Assets                                   $81,143      $90,764

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt           $ 2,673     $ 2,793
Notes payable                                      900           -
Accounts payable                                 3,387       2,717
Salaries, wages and related benefits             1,897       2,087
Accrued liabilities                              3,350       2,838
Income taxes payable                                 -         437
                                               -------     -------
  Total current liabilities                     12,207      10,872

Long-term debt                                  21,759      29,761
Deferred liabilities                             1,886       1,860
Stockholders' Equity:
Preferred stock - $1.00 par value:
 Authorized - 1,000,000 shares
Common stock - $.33-1/3 par value:
 Authorized - 10,000,000 shares
 Outstanding - 1998 - 4,096,063
 and 1997 - 4,095,730 shares                    1,367       1,366

Capital in excess of par value                 24,174      24,155
Treasury stock at cost - 1998 and
 1997 - 277,760 shares                         (3,649)     (3,649)
Retained earnings                              23,716      26,722
Cumulative transition adjustment                 (317)       (323)
                                              -------     -------
Total stockholders' equity                     45,291      48,271
                                               ------      ------
Total Liabilities and Stockholders' Equity    $81,143     $90,764

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                            For the three months
                                               ended March 31,
                                                 (Unaudited)
                                            1998            1997
OPERATING ACTIVITIES:
Net loss                                   ($ 2,701)       ($694)
Adjustments to reconcile net loss to net
 cash provided by operating activities -
Depreciation and amortization                 1,806        1,630
Loss on sale of assets                        1,500            -
Foreign exchange loss                             -           (6)
Decrease (increase) in operating assets:
Accounts receivable                           1,584        3,822
Inventory                                       245       (2,140)
Other assets                                    780         (233)
Increase (decrease) in operating liabilities:
Accounts payable                                670         (863)
Salaries, wages and related benefits,
 accrued and deferred liabilities               178          427
Income taxes payable (refundable)            (2,213)        (724)
                                            -------      -------
 Net cash provided by
  operating activities:                       1,849        1,219

INVESTING ACTIVITIES:
Additions to property, plant
 and equipment                               (1,481)        (606)
Proceeds from sale of assets                  4,900            -
Note receivable activity                          -          187
                                            -------      -------
 Net cash provided by (used for)
  investing activities                        3,419         (419)

FINANCING ACTIVITIES:
Debt (repayment) borrowing                   (7,222)        385
Proceeds from stock options and
 employee purchases                              20          80
Dividends paid                                 (305)       (304)
                                            -------     -------
 Net cash (used for) provided by
  financing activities                       (7,507)        161
                                            -------     -------
Net (decrease) increase in cash and
 cash equivalents                            (2,239)        961
Cash and cash equivalents at beginning
 of period                                    2,363       1,981
                                            -------     -------
Effect of exchange rate on cash                 (10)        (16)
                                            -------     -------
Cash and cash equivalents at
 end of period                                 $114      $2,926

See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 1 - GENERAL

The accompanying interim Consolidated Condensed Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the financial statements included herein reflect all adjustments necessary to present fairly the financial information for the periods presented. The Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

NOTE 2 - INVENTORIES

                                          March 31,   December 31,
                                          1998        1997

Raw materials                            $ 2,820     $ 3,782
Work in process                            1,147       1,730
Finished goods                            14,319      15,504
                                         -------     -------
                                          18,286      21,016

LIFO Reserve                               1,076        (157)
                                         -------     -------
  Total, net                             $19,362     $20,859

NOTE 3 - PROPERTIES
                                          March 31,   December 31,
                                          1998        1997

Land                                     $   387     $   648
Buildings                                  3,759       6,944
Equipment                                 16,797      24,640
                                         -------     -------
Total                                     20,943      32,232

Accumulated depreciation                 (11,537)    (19,749)
                                         -------     -------
 Total, net                              $ 9,406     $12,483

NOTE 4 - ASSET SALE

On March 31, 1998, the Company divested its enamelware cookware business (Enamelware Division). In exchange for the sale to Columbian Home Products, LLC (the Buyer) of certain assets related to the Enamelware Division, including property, plant and equipment and inventories as well as associated brand names and trademarks, the Company received consideration consisting of a cash payment of $4.9 million and a Promissory Note (the "Note") in the principal amount of $1.3 million. The cash portion of the consideration is subject to adjustment for certain conditions set forth in the Asset Purchase Agreement. The Company anticipates that it will receive additional proceeds of approximately $350 in the second quarter of 1998, pursuant to said adjustments. The Note carries an interest rate of 9%, and calls for principal and interest payments to be offset against the payments due the Buyer from the Company pursuant to a seven-year lease pursuant to which the Company will continue to occupy its current headquarters located within the Enamelware Division facility. As a result of the sale, the Company has recorded (in the quarter ended March 31, 1998), as a component of selling, general and administrative expense, a charge against earnings of $1,500. This net, non-cash charge consisted of the following components:

Excess of consideration received over net book
  value of tangible assets sold                        $ 1,925
Non-cash charges:
  Goodwill write-off                                    (2,783)
  Defined benefit plan pension curtailment                (642)
                                                       -------
Loss on sale                                           $(1,500)
                                                       -------
                                                       -------

Approximately $750 of the foregoing charge represents future pension and other miscellaneous payments to be made and remains as a component of accrued liabilities, and involved a reduction to non-current assets, at March 31, 1998.

Net sales of the Enamelware Division were $14,145, $16,508 and $21,890 in the years ended December, 1997, 1996 and 1995, respectively. Income from operations of the Enamelware Division (including cooperative advertising, warehousing, goodwill amortization and direct marketing expenses but excluding restructuring charges and allocation of corporate overhead charges) was $2,278, $3,752 and $5,506 in 1997, 1996 and 1995, respectively. Net sales of the Division were $2,362 and $2,447 for the three months ended March 31, 1998 and 1997, respectively, while income from operations was $282 and $193 for the same periods.

NOTE 5 - LOAN COVENANTS

Terms of the Company's Bank Credit Agreement require compliance with certain financial and non-financial covenants. At March 31, 1998, the Company was in compliance with all financial covenants. As a result of the asset sale discussed in Note 4, the Company would not have been in compliance with certain non-financial covenants related to asset sales and leasing transactions. The resulting events of non-compliance were waived prior to consummation of the transaction.

NOTE 6 - COMPREHENSIVE INCOME

The comprehensive loss for the first quarter of 1998 and 1997 of $2,695 and $753, respectively, includes the reported net loss adjusted by the non-cash effect of changes in the cumulative translation adjustment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(In thousands)

The following table sets forth the operating data of the Company as a percentage of net sales for the quarterly periods ended March 31,


                               (A)        (B)
                              1998       1998         1997
                              ----       ----         ----
Net sales                     100.0%     100.0%       100.0%
Cost of sales                  61.7       61.7         58.8
                              ------     ------       ------
Gross profit                   38.3       38.3         41.2

Selling, general and
  administrative expenses      54.5       47.4         43.6
                              ------     ------       ------
Operating loss                (16.2)      (9.1)        (2.4)
Interest expense                3.0        3.0          2.9
                              ------     ------       ------
Loss before income taxes      (19.2)     (12.1)        (5.3)
Income taxes                   (6.3)      (4.0)        (1.9)
                              ------     ------       ------
Net loss                      (12.9)      (8.1)        (3.4)
                              ------     ------       ------
                              ------     ------       ------

Note: Column (A) represents reported results for the quarter ended March 31, 1998. Column (B) represents results for the quarter before giving effect to the loss on sale of assets of $1,500, related to the Company's Enamelware Division, that was recorded as a component of selling, general and administrative expenses.

Sale of Assets

On March 31, 1998, the Company completed the sale of certain assets related to its enamelware cookware business (Enamelware Division). The transaction had a material impact on both the financial position of the Company as of March 31, 1998, and results of operations for the three months then ended. The following discussion considers those impacts -- referring to the Enamelware Division transaction as the "Divestiture".

Financial Position

Referring to the Company's financial position as of March 31, 1998, as contrasted with December 31, 1997, current assets decreased by $3,227 while current liabilities increased by $1,335. In addition to a drop in accounts receivable due to the seasonality of the Company's operations, current assets were impacted by reduced inventory balances by reason of the fact that all Enamelware Division inventory was sold in conjunction with the Divestiture. Offsetting these reductions in current assets were additions consisting of a short-term receivable related to the Divestiture and income taxes refundable caused by a combination of first quarter 1998 tax payments and the first quarter 1998 pre-tax loss. The increase in current liabilities reflects the seasonality of the business and related working capital requirements. As a result of the Divestiture, non-current assets increased by the receipt of a $1.3 million note and decreased by a (1) $2.8 million write-off of goodwill; and (2) a $3.1 million reduction in net property, plant and equipment. The Company received approximately $5 million of cash, as a result of the Divestiture, which was immediately applied to the reduction of outstanding borrowings under the Company's bank agreement.

Results of Operations

Net sales for the three-month period ended March 31, 1998 were $21,044, an increase of 1% as compared to net sales of $20,875 for the first three months of 1997. The Company's kitchen and household tools line continued to experience strong growth as first quarter sales increased $1,189 over the first three months of 1997. The increase was largely attributable to the initial distribution of a kitchen tool line extension with a major customer as well as growth in the line's export sales. Offsetting this increase was a $691 reduction in cutlery net sales and a $352 net sales reduction in the Company's manufacturer's outlet retail store division. The reduction in cutlery net sales was due primarily to shipping delays in March, associated with the Company's transition to a new warehouse and distribution center. The 20% reduction in net sales at the Company's outlet store division was consistent with the closing (since March 31, 1997) of approximately 20% of the stores operated by the Company. First quarter 1998 gross profit was $8,070 as compared to $8,605 in the first quarter of 1997. Aside from a favorable adjustment to inventory reserves in the first three months of 1997, the reduction in gross profit was caused primarily by reduced volume and related unfavorable production variances in the Company's cutlery manufacturing facility.

Selling, general and administrative expenses for the three-month period ended March 31, 1998 were $11,470 as compared to $9,095 for the same period in 1997. Of this increase, $1,500 was directly attributable to the net, non-cash loss recognized as a result of the Divestiture. The remaining increase of $875 was primarily related to additional warehouse costs resulting from the transition of U.S. distribution activities from two warehouses formerly operated by the Company to its new distribution center in Plainfield, Indiana. During the transition period, the Company operated all three warehouses and incurred the duplicative lease expense and equipment depreciation related thereto.

The first quarter operating loss was $3,400 as compared to a loss of $490 for the same period in 1997. Interest expense was $626 as compared to $595 for the same period in 1997 and the net loss was $2,701 as compared to $694 for the same period in 1997. Basic and diluted net loss per share for the three months ended March 31, 1998 and 1997, was $0.71 and $0.18, respectively.

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended March 31, 1998. A report on Form 8-K related to the divestiture of the Company's enamelware cookware business was filed on April 14, 1998.

EXHIBITS

EX-11

EX-27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL HOUSEWARES CORP.

Dated:  April 14, 1998
/s/ Mark S. Scales
    Mark S. Scales
    Vice President Chief Financial
    Officer and Treasurer

/s/ Bradley A. Kelsheimer
    Bradley A. Kelsheimer
    Corporate Controller