Form 10-Q
period 1998-06-30
GENERAL HOUSEWARES CORP
filed 1998-08-13
CIK 40643

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECIURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1998

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

Yes   X       No
Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

Class of Common Stock			Outstanding at August 12, 1998
						3,824,168
$.33-1/3 Par Value

GENERAL HOUSEWARES CORP.
INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

									Page Number

Consolidated Condensed Statements of Operations
and Retained Earnings
		Three months and six months ended
		June 30, 1998 and 1997					----

	Consolidated Condensed Balance Sheets
		June 30, 1998 and December 31, 1997			----

	Consolidated Condensed Statements of Cash Flows
		Six months ended June 30, 1998 and 1997		----

	Notes to Consolidated Condensed Financial Statements	----

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS	----

PART II	OTHER INFORMATION						----

ITEM 6.	EXHIBITS							----

		SIGNATURES							----

		COMPUTATION OF EARNINGS PER SHARE			----

		FINANCIAL DATA SCHEDULE					----

PART I	FINANCIAL INFORMATION

GENERAL HOUSEWARES CORP. & SUBSIDIARIES
(Dollars in thousands except per share amounts)

Consolidated Condensed Statements of Operations and Retained Earnings
(Unaudited)

					For the three months	For the six months
					  ended June 30,		  ended June 30
					1998		1997		1998		1997


Net sales				$20,900	$23,415	$41,944	$44,290
Cost of goods sold		 12,307	 14,848	 25,281	 27,118
					------	-------	------	------
Gross profit			  8,593	  8,567	 16,663	 17,172
Selling, general and
 administrative expenses	  8,314	  8,671	 19,784	 17,766
					-------	-------	------	------
Operating income (loss)		    279	   (104)	 (3,121)	   (594)
Interest expense, net		    582	    651	  1,208	  1,246
					-------	-------	------	------
Loss from operations
 before income tax benefit	   (303)	   (755)	 (4,329)	 (1,840)
Income tax benefit		   (102)	   (264)	 (1,427)	   (655)
					-------	-------	------	-------
Net loss for the period		   (201)	   (491)	 (2,902)	 (1,185)

Retained earnings,
 beginning of period		 23,716	 26,281	 26,722	 27,279

Less:  Dividends ($.08 per
 quarter per common share)
 in 1998 and 1997)		    304	    305	    609	    609
					-------	-------	------	------

Retained earnings,
 end of period			$23,211	$25,485	$23,211	$25,485

Basic and diluted earnings
 per common share:
 Net loss				 ($0.05)	 ($0.13)	 ($0.76)	 ($0.31)

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS


									As of
								June 30,	December 31,
								1998		1997
								(Unaudited)
ASSETS

Current Assets:
Cash								$   615	$ 2,363
Accounts receivable, less allowance of
$3,242 ($2,782 in 1997)					 14,761	 15,170
Inventories							 19,921	 20,859
Deferred tax asset					  2,857	  2,857
Other current assets					  1,827	  1,680
Income taxes refundable					  1,538	      -
	Total current assets				 41,519	 42,929

Notes receivable						  3,529	  2,364
Property, plant and equipment, net			  9,457	 12,483
Other assets						  1,992	  3,581
Patents and other intangible assets			  2,454	  2,600
Cost in excess of net assets acquired		 23,374	 26,807
								-------	-------
Total Assets						$82,325	$90,764

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt		$ 2,673	$ 2,793
Notes payable						    650	      -
Accounts payable						  2,586	  2,717
Salaries, wages and related benefits		  1,626	  2,087
Accrued liabilities					  3,510	  2,838
Income taxes payable					      -	    437
	Total current liabilities			 11,045	 10,872

Long-term debt						 24,759	 29,761
Deferred liabilities					  1,899	  1,860
Stockholders' Equity:
Preferred stock - $1.00 par value:
 Authorized - 1,000,000 shares
Common stock - $.33-1/3 par value:
 Authorized - 10,000,000 shares
 Outstanding - 1998 - 4,097,379
 and 1997 - 4,095,730 shares				  1,366	  1,366

Capital in excess of par value			 24,188	 24,155
Treasury stock at cost - 1998 and
 1997 - 277,760 shares					 (3,649)	 (3,649)
Retained earnings						 23,211	 26,722
Cumulative transition adjustment			   (494)	   (323)
Total stockholders' equity				 44,622	 48,271
								-------	-------
Total Liabilities and Stockholders' Equity	$82,325	 90,764

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)


								For the six months
								  ended June 30,
								1998		1997
OPERATING ACTIVITIES:
Net loss							 ($2,902)	 ($1,185)
Adjustments to reconcile net loss to net
 cash provided by (used for)operating
 activities -
Depreciation and amortization				   3,026	   3,044
Loss on sale of assets					   1,500	       -
Foreign exchange loss					       -	      (5)
Compensation related to stock awards		       -	      35
Decrease (increase) in operating assets:
Accounts receivable					     409	   3,737
Inventory							    (314)	  (4,435)
Other assets						     395	     344
Increase (decrease) in operating liabilities:
Accounts payable						    (131)	    (557)
Salaries, wages and related benefits,
 accrued and deferred liabilities			      80	    (230)
Income taxes payable (refundable)			  (1,975)	  (1,465)
 Net cash provided by (used for)
  operating activities:					      88	    (717)

INVESTING ACTIVITIES:
Additions to property, plant
 and equipment						  (2,436)	   (1,573)
Proceeds from sale of assets				   5,375	        -
Additions to cost in excess of net
 assets acquired						     (10)	     (987)
Note receivable activity				     387	        -
Net cash provided by (used for)
 investing activities					   3,316	   (2,560)

FINANCING ACTIVITIES:
Debt (repayment) borrowing				  (4,472)	    2,961
Proceeds from stock options and
 employee purchases					      33	       80
Dividends paid						    (609)	     (609)
 Net cash (used for) provided by
  financing activities					  (5,048)	    2,432
Net decrease in cash and
 cash equivalents						  (1,644)	     (845)
Cash and cash equivalents at beginning
 of period							   2,363	    1,981
Effect of exchange rate on cash			    (104)	      (12)
Cash and cash equivalents at
 end of period						    $615	   $1,124

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

NOTE 2 - INVENTORIES

							June 30,	December 31,
							1998		1997

Raw materials					$ 2,246	$ 3,782
Work in process					  1,578	  1,730
Finished goods					 15,021	 15,504
							-------	-------
							$18,845	$21,016

LIFO Reserve					  1,076	   (157)
	Total, net					$19,921	$20,859


NOTE 3 - PROPERTIES
							June 30,	December 31,
							1998		1997

Land							$   387	$   648
Buildings						  3,170	  6,944
Equipment						 17,290	 24,640
							------	-------
Total							$20,847	$32,232


Accumulated depreciation			(11,390)	(19,749)
 Total, net						$ 9,457	$12,483

NOTE 4. - COMPREHENSIVE INCOME

The comprehensive loss for the second quarter of 1998 and 1997 of $378 and $466, respectively, includes the reported net loss adjusted by the non-cash effect of changes in the cumulative translation adjustment.

NOTE 5 - LOAN COVENANTS

Terms of the Company's Bank Credit Agreement require compliance with certain financial covenants. As a result of the change in the Company's cumulative translation account and operations in the second quarter of 1998, the Company was not in compliance with a required net worth covenant as of June 30, 1998. The event of non-compliance was waived and related borrowings were classified as non-current as of June 30, 1998.

NOTE 6 - FINANCIAL INSTRUMENTS

The Company purchases inventory in Japanese Yen to support its precision cutting tool division. During the second quarter of 1998, the Company entered into forward currency exchange contracts to manage its exposure against the Japanese currency. The contracts, which are held for purposes other than trading, mature over the next four months and cover inventory receipts of approximately $4 million. Realized and unrealized gains and losses on foreign currency contracts used to purchase inventory with no firm purchase commitments are recognized currently in net income as they do not qualify as hedges for accounting purposes. Realized and unrealized gains and losses on forward contracts used to purchase inventories for which the Company has firm purchase commitments are accounted for as hedges and therefore recognized in income when related inventory is sold. The Company is exposed to loss in the event of non-performance by counter parties on foreign exchange contracts.
The Company does not anticipate non-performance by any of those counter parties. The amount of this exposure is generally limited to unrealized (or deferred) gains on the contracts. As of June 30, 1998, deferred gains and losses related to the instruments were not significant. Assuming no significant changes in the Company's treasury policies, the application of recently issued Statement of Financial Accounting Standards No. 133 "Accounting For Derivative Instruments and Hedging Activities", will not have a material effect on the Company's financial position or operating income upon its implementation in the first quarter of 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(In thousands)

The following table sets forth the operating data of the Company as a percentage of net sales for the following periods:

		Three months ended June 30,	Six months ended June 30,
							(A)		(B)
			1998		1997		1998		1998		1997
Net sales		100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	 58.9		 63.4		60.3		 60.3		 61.2
			-----		-----		-----		-----		-----

Gross profit	 41.1		 36.6		 39.7		 39.7		 38.8

Selling, general
  and administra-
  tive expenses	 39.8		 37.0		 47.2		 43.6		 40.1

Operating loss	  1.3		(0.4)		 (7.5)	 (3.9)	 (1.3)
Interest expense	  2.8		  2.8		  2.9		  2.9		  2.8
			-----		-----		-----		-----		-----

Loss before income
  taxes		 (1.4)	 (3.2)	(10.4)	 (6.8)	 (4.1)
Income taxes	 (0.5)	 (1.1)	 (3.4)	 (2.2)	 (1.5)
			-----		-----		-----		-----		-----

Net loss		 (1.0)	 (2.1)	 (7.0)	 (4.6)	 (2.6)

Note: Column (A) represents reported results for the six months ended June 30, 1998. Column (B) represents reported results for the six months ended June 30, 1998 adjusted for the loss on sale of assets related to the Company's enamelware cookware business (Enamelware Division).

SALES OF ASSETS

On March 31, 1998, the Company completed the sale of certain assets related to its Enamelware Division. The transaction had a material impact on the financial position of the Company as of both March 31, 1998 and June 30, 1998. The transaction also materially impacted the results of operations for the six months ended June 30, 1998. The following discussion considers those impacts -- referring to the Enamelware Division transaction as the "Divestiture".

FINANCIAL POSITION

Referring to the Company's financial position as of June 30, 1998, as contrasted with December 31, 1997, current assets decreased by $1,410 while current liabilities increased by $173. The Company's cash balance was reduced by the timing of debt repayment. The reduction in current assets from December 31, 1997 reflects lower inventory levels resulting from the Divestiture. Offsetting the cash and inventory reductions was an increase in income taxes refundable caused by a combination of 1998 tax payments and the pre-tax loss recorded in the first six months of 1998.

RESULTS OF OPERATIONS

Net sales for the three month period ended June 30, 1998 were $2,515 (or 10.7%) less than net sales for the three months ended June 30, 1997. Net sales for the six-month period ended June 30, 1998 were $2,346 (or 5.3%) less than net sales for the six months ended June 30, 1997. The decrease in net sales for both the three and six-month period was due primarily to the Divestiture, as second quarter 1997 Enamelware Division net sales were $3,197. In addition, net sales for the six-month period were adversely affected by significant charges and deductions classified as adjustments between gross and net sales. These adjustments included returns and allowances and freight costs that resulted from the transition of distribution activities to a new facility. On a comparable basis, excluding Enamelware Division sales from 1997 and 1998, gross sales for the first six months of 1998 increased $2,696 or 6.6% over gross sales for the first six months of 1997 and gross sales for the second quarter of 1998 increased $2,597 over gross sales in the second quarter of 1997. The Company has experienced some shift in sales mix as the OXO kitchen and household tools line continues to experience strong growth (gross sales increased $2,066 and $3,488 for the three and six month periods ended June 30, 1998, respectively, as compared to the same periods in 1997) while sales at the Company's manufacturer's retail outlet store division ("Outlet Stores") and cutlery division were lower as compared with the first six months of 1997 (Outlet Stores' gross sales and cutlery division gross sales dropped $1,000 and $920, respectively. The increase in OXO sales was driven by both new product introductions and increased distribution while the drop in Outlet Stores' sales was due to a combination of store closures and reduced store traffic. Gross profit for the three-month period ended June 30, 1998 was $8,593 as compared to $8,567 for the same three-month period in 1997. As a percent of net sales, gross profit for the second quarter of 1998 was 41.1% as contrasted with 36.6% in the second quarter of 1997. The increase as a percent of sales was due primarily to the shift in sales mix from lower-margin Enamelware Division and Outlet Stores' sales to higher-margin kitchen and household tool sales. In addition, the Company purchases inventory to support its precision cutting tool division in Japanese currency, and more favorable exchange rates in 1998 contributed to higher gross margins (a favorable material price variance of $342). For the six-month period ended June 30, 1998, gross profit was $16,663. This compares to gross profit of $17,172 for the same period in 1997. As a percent of net sales, gross profit was 39.7% for the first six months of 1998 as compared to 38.8% in the first six months of 1997. The favorable items discussed above, which impacted the second quarter comparison, were offset by certain first-quarter factors: (1) a first quarter 1997 favorable adjustment to inventory reserves and (2) reduced production volume and related unfavorable production variances in the Company's cutlery manufacturing facility in the first three months of 1998.

Selling, general and administrative expenses for the three-month period ended June 30, 1998 were $8,314 as compared to $8,671 for the same period in 1997. The decrease reflects the lower sales volume. Selling, general and administrative expenses for the six-month period ended June 30, 1998 were $19,784 as compared to $17,766 for the first six months of 1997. Of the increase, $1,500 was directly attributable to the net, non-cash loss recognized as a result of the Divestiture. The remaining increase was primarily related to additional first quarter 1998 warehouse costs resulting from the transition of U.S. distribution activities from the two warehouses formally operated by the Company to its new distribution center in Plainfield, Indiana. During the transition period, the Company operated all three warehouses and incurred the duplicative lease expense and equipment depreciation related thereto.

Operating income for the three months ended June 30, 1998 was $279 as compared to a loss of $104 for the same period in 1997. The Company experienced an operating loss of $3,121 for the first six months of 1998 as compared to a loss of $594 for the same period in 1997. Net losses for the three-month and six-month periods ended June 30, 1998 were $201 and $2,902 ($0.05 and $0.76 per common share), respectively. Net losses for the same periods in 1997 were $491 and $1,185 ($0.13 and $0.31 per common share), respectively.

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

	11a.	Earnings Per Share

Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended June 30, 1998.

EXHIBITS

EX-11

EX-27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL HOUSEWARES CORP.

Dated:  August 13, 1998			/s/ Mark S. Scales
					Mark S. Scales
						Vice President Chief Financial
						Officer and Treasurer

						/s/ Bradley A. Kelsheimer
						Bradley A. Kelsheimer
						Corporate Controller