Form 10-Q
period 1998-09-30
GENERAL HOUSEWARES CORP
filed 1998-11-12
CIK 40643

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1998

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

Yes   X        No

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

Class of Common Stock			Outstanding at November 11, 1998
$.33-1/3 Par Value			4,103,217

PART I FINANCIAL INFORMATION
GENERAL HOUSEWARES CORP. & SUBSIDIARIES
(Dollars in thousands except per share amounts)

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

				For the three months	For the nine months
				ended September 30,	ended September 30,
				1998		1997		1998		1997

Net sales			$27,447	$29,215	$69,391	$73,505
Cost of goods sold	 14,944	 16,519	 40,225	 43,637
				-------	-------	-------	-------
Gross profit		 12,503	 12,696	 29,166	 29,868
Selling, general and
administrative expenses	  9,574	 10,180	 29,358	 27,946
				-------	-------	-------	-------
Operating income (loss)	  2,929	  2,516	   (192)	  1,922
Interest expense, net	    525	    721	  1,733	  1,967
				-------	-------	-------	-------
Income (loss) from
 operations
 before income taxes	  2,404	  1,795	 (1,925)	    (45)
Income taxes		  1,025	    863	   (402)	    208
				-------	-------	-------	-------
Net income (loss) for
 the period			  1,379	    932	  (1,523)	   (253)

Retained earnings,
 beginning of period	 23,211	  25,485	 26,722	 27,279

Less: Dividends ($.08
 per common share in
 1998 and 1997)		    305	    305	    914	    914
				-------	-------	-------	-------
Retained earnings,
 end of period		$24,285	$26,112	$24,285	$26,112
				-------	-------	-------	-------
				-------	-------	-------	-------

Earnings per common share:
 Net income (loss) -
  basic			  $0.36	  $0.24	 ($0.40)	 ($0.07)
				-------	-------	-------	-------
				-------	-------	-------	-------
 Net income (loss) -
  diluted			  $0.35	  $0.24	 ($0.40)	 ($0.07)

See notes to consolidated condensed financial statements

CONSOLIDATED CONDENSED BALANCE SHEET

								As of
						September 30,	December 31,
						1998			1997
						(Unaudited)
						------------	------------

ASSETS

Current assets:
Cash						$    559		  2,363
Accounts receivable, less allowances
 of $3,205 ($2,782 in 1997)		  19,613		  15,170
Inventories					  19,099		  20,859
Deferred tax asset			   2,858		   2,857
Other current assets			   2,137		   1,680
Income taxes refundable			     681		       -
						--------		--------
	Total current assets		  44,947		  42,929

Notes receivable				   2,462		   2,364
Property, plant & equipment, net	   9,348		  12,483
Other assets				   1,860		   3,581
Patents and other intangible assets	   2,381		   2,600
Cost in excess of net assets
 acquired					  23,035		  26,807
						--------		--------
						$ 84,033		$ 90,764
						--------		--------
						--------		--------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term
  debt					$  2,551		$  2,793
Notes payable				     600  		       -
Accounts payable				   2,288		   2,717
Salaries, wages and related benefits   1,940		   2,087
Accrued liabilities			   4,165		   2,838
Income taxes payable			       -		     437
						--------		--------
Total current liabilities		  11,544		  10,872

Long-term debt				  24,758		  29,761
Deferred liabilities			   1,925		   1,860

Stockholders' equity:
Preferred stock - $1.00 par value:
 Authorized - 1,000,000 shares
Common stock - $.33-1/3 par value:
 Authorized - 10,000,000 shares
 Outstanding - 1998 - 4,298,266
 and 1997 - 4,095,730 shares		   1,367		   1,366
Capital in excess of par value	  24,524		  24,155
Treasury stock at cost - 1998 and
 1997 - 277,760 shares			  (3,649)		  (3,649)
Retained earnings				  24,285		  26,722
Cumulative translation adjustment	    (721)		    (323)
						--------		--------
	Total stockholders' equity	  45,806		  48,271
						--------		--------
						 $84,033		$ 90,764
						--------		--------
						--------		--------

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

						For the nine months
						ended September 30,
						1998			1997
						-----------------------
OPERATING ACTIVITIES:
Net loss					($1,523)		($   253)
Adjustments to reconcile net
 loss to net cash provided by
 (used for) operating activities -
Depreciation and amortization		   3,905		   4,452
Loss on sale of assets			   1,500		       -
Foreign exchange loss			       -		      (5)
Compensation related to stock awards     369		      52
Increase in deferred taxes		       -		     (371)
(Increase) decrease in operating assets:
Accounts receivable			  (4,426)		    (909)
Inventory					     532		  (7,193)
Other assets				     805		      (3)

(Decrease) increase in operating liabilities:
Accounts payable				    (429)		    (219)
Salaries, wages and related benefits,
 accrued and deferred liabilities	   1,075		     487
Income taxes				  (1,118)		    (448)
						--------		--------
	Net cash provided by (used for)
	 operating activities:		     690		  (4,410)
						--------		--------

INVESTING ACTIVITIES:
Additions to property, plant and
 equipment, net				  (2,894)		   (2,015)
Proceeds from sale of assets		   5,375		        -
Decrease in notes receivable		     913		      550
Additions to cost in excess		     (10)		     (991)
 of net assets acquired			--------		---------
Net cash provided by (used for)
Investing activities			   3,384		   (2,456)
						--------		---------

FINANCING ACTIVITIES:

Long-term debt (repayment)
 borrowing					   (4,645)		   6,912
Stock transaction 			        -		      94
Dividends paid				     (914)		    (914)
						---------		--------
Net cash (used for) provided by
 financing activities			   (5,559)		   6,092
						---------		--------
Net decrease in cash
 and cash equivalents			   (1,485)		    (774)

Cash and cash equivalents at
 beginning of period			    2,363		   1,981
Effect of exchange rate on cash	     (319)		      (6)
Cash and cash equivalents at end	---------		--------
 of period					$     559		$  1,201
						---------		--------
						---------		--------

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

NOTE 2 - INVENTORIES

					September 30,	December 31,
					1998			1997

Raw materials			$  3,307		$  3,782
Work in process			     891		   1,730
Finished goods			  13,826		  15,504
					--------		--------
					  18,024		  21,016
LIFO Reserve			   1,075		    (157)
					--------		--------
	Total, net			$ 19,099		$ 20,859
					--------		--------
					--------		--------

NOTE 3 - PROPERTIES

					September 30,	December 31,
					1998			1997
					----------		-----------
	Land				$    387		$    648
	Buildings			   3,069		   6,944
	Equipment			  17,828		  24,640
					--------		--------
		Total			  21,284		  32,232

Accumulated depreciation	 (11,936)		 (19,749)
					--------		--------
	Total, net			$  9,348		$ 12,483
					--------		--------
					--------		--------

NOTE 4.  COMPREHENSIVE INCOME

Comprehensive income for the third quarter of 1998 and 1997 of $1,152 and $936, respectively, includes reported net income adjusted by the non-cash effect of changes in the cumulative translation adjustment.

NOTE 5.  FINANCIAL INSTRUMENTS

The Company purchases inventory in Japanese Yen to support its precision cutting tool division. During the third quarter of 1998, the Company entered into forward currency exchange contracts to manage its exposure against the Japanese currency. The contracts, which are held for purposes other than trading, mature over the next six months and cover inventory receipts of approximately $2.8 million. Realized and unrealized gains and losses on foreign currency contracts used to purchase inventory with no firm purchase commitments are recognized currently in net income as they do not qualify as hedges for accounting purposes. Realized and unrealized gains and losses on forward contracts used to purchase inventories for which the Company has firm purchase commitments are accounted for as hedges and therefore recognized in income when related inventory is sold. The
Company is exposed to loss in the event of non-performance by counter parties on foreign exchange contracts. The Company does not anticipate non-performance by any of those counter parties. The amount of this exposure is generally limited to unrealized (or deferred) gains on the contracts. As of September 30, 1998, deferred gains and losses related to the instruments were not significant.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands)

						Nine Months Ended      Three Months Ended
                       			   September 30,           September 30,
                          1998 (A)     1998 (B)  1997         1998       1997
Net Sales                 100.0%       100.0%    100.0%      100.0%    100.0%
Cost of Sales              58.0%        58.0%     59.4%       54.4%     56.5%

Gross Profit               42.0%        42.0%     40.6%       45.6%     43.5%

Selling, General and
 Administrative Expenses   42.3%        40.1%     38.0%       34.9%     34.8%

Operating Income (Loss)    (0.3%)        1.9%      2.6%       10.7%      8.7%
Interest Expense            2.5%         2.5%      2.7%        1.9%      2.5%

Income (Loss)
 Before Income Taxes       (2.8%)       (0.6%)    (0.1%)       8.8%      6.2%
Income taxes               (0.6%)       (0.1%)     0.3%        3.7%      3.0%

Net Income (Loss)          (2.2%)       (0.5%)    (0.4%)       5.1%      3.2%

NOTE: Column (A) represents reported results for the nine months ended September 30, 1998. Column (B) represents reported results for the nine months ended September 30, 1998 adjusted for the loss on sale of assets related to the Company's enamelware cookware business (Enamelware Division).

Sale of Assets

On March 31, 1998, the Company completed the sale of certain assets related to its Enamelware Division. The transaction had a material impact on the financial position of the Company as of September 30, 1998. The transaction also materially impacted the results of operations for the nine months ended September 30, 1998. The impact on operational results was driven by a net, non-cash charge related primarily to the write-off of goodwill associated with the Enamelware Division. Cash flows for the first nine months of 1998 reflect the receipt of approximately $4.9 million related to the transaction. The following discussion considers those impacts (referring to the Enamelware Division transaction as the "Divestiture").

Financial Position

Referring to the Company's financial position as of September 30, 1998, as contrasted with December 31, 1997, current assets increased by $2,018 while current liabilities increased by $672. The change in current assets reflects an increase in accounts receivable offset by a reduction in cash and inventory levels. The increase in receivables is due to the seasonality of the Company's sales. The reduction in cash is a function of the timing of debt repayment. The reduction in inventory levels is a result of the Divestiture. The increase in current liabilities is also due to the seasonality of the Company's business. Despite the seasonality and related increase in working capital requirements, long-term debt is $5,003 less than the December 31, 1997 balance due primarily to the Divestiture.

Results of Operations

Net sales for the three-month period ended September 30, 1998 were $27,477 as compared to net sales of $29,215 for the same period in 1997. Net sales for the nine-month period ended September 30, 1998 were $69,391 as compared to net sales of $73,505 for the same period in 1997. The decrease in net sales for both the three and nine-month periods reflects reduced sales resulting from the Divestiture partially offset by sales growth in the Company's other product lines. Excluding the Enamelware business in the second and third quarters of 1997, net sales increased $1,455 over third-quarter 1997 net sales and $2,306 over nine-month 1997 net sales, despite significant customer charges and deductions classified as adjustments between gross and net sales. These adjustments included returns and allowances and freight costs that resulted from the first quarter 1998 transition of distribution activities to a new facility. As a percent of gross sales, the adjustments for the nine months ended September 30, 1998 were 9.04% as compared to 5.42% for the same period in 1997. For the three months ended September 30, 1998, the adjustments represented 9.18% of gross sales as compared to 4.28% in the same period of 1997. Based on these percentages, net sales were adversely affected in the first nine months of 1998 by approximately $2.8 million due to charges and deductions related to the distribution center transition. Related third quarter net sales were adversely affected approximately $1.5 million when compared to 1997 experience for the same period. Excluding Enamelware Division sales for the second and third quarters of 1997, gross sales for the first nine months of 1998 have increased $5,717 when compared to the first nine months of 1997 while gross sales for the three months ended September 30, 1998 increased $3,207 when compared to the same period in 1997. The gross sales increase for the nine month period ended
September 30, 1998 was primarily driven by continued growth in the Company's kitchen and household tools line ($5,020)and precision cutting tools line ($1,427). The Company's manufacturer's outlet retail stores experienced sales reductions ($1,393) due to the closure of several stores and reduced mall traffic. Other lines were flat when compared to 1997.
The gross sales increase for the three-month period ended September 30, 1998 was also driven primarily by growth in the kitchen and household tools line ($2,416) with increases also generated by the Company's cutlery businesses ($742).

Gross profit for the three-month period ended September 30, 1998 was $12,503 (45.6% of net sales) as compared to $12,696 (43.5% of net sales) for the three months ended September 30, 1997. Gross profit for the nine-month period ended September 30, 1998 was $29,166 (42.0% of net sales) as compared to $29,868 (40.6% of net sales). The percentage increase comes despite significant charges and deductions related to the distribution center transition and represents a favorable shift in sales mix from lower-margin Enamelware Division sales to higher-margin kitchen and household tools sales as well as more favorable exchange rates related to inventory purchased in Japanese Yen.

Selling, general and administrative (S, G & A) expenses for the three-month period ended September 30, 1998 were $9,574 as compared to $10,180 for the same period in 1997. The third quarter 1997 S, G & A expense includes approximately $300 of severance related to the elimination of ten positions in the period. In addition, third quarter 1997 S, G & A expense included approximately $109 of amortization expense related to the Enamelware Division. The comparison with 1997 also benefited from reduced salary and benefit expense in the third quarter of 1998 related to positions eliminated in the third and fourth quarters of 1997. S, G & A expenses for the nine-month period ended September 30, 1998 were $29,358 as compared to $27,946 for the same period in 1997. Partially offsetting the savings discussed above was $1,500 of additional 1998 S, G & A representing the loss on sale related to the Divestiture. In addition, warehouse costs were approximately $608 higher than those incurred in the first nine months of 1997 as the Company transitioned U.S. distribution activities from the two warehouses formally operated by the Company to its new distribution center in Plainfield, Indiana. During the transition period, the Company operated all three warehouses and incurred the duplicative lease expense and equipment depreciation related thereto. The divestiture and warehouse increases were offset by third quarter savings discussed above.

Operating income for the three months ended September 30, 1998 was $2,929 as compared to $2,516 for the three months ended September 30, 1997. The Company experienced an operating loss of $192 for the first nine months of 1998 as compared to operating income of $1,922 for the nine months ended September 30, 1997. Net income for the three months ended September 30, 1998 was $1,379 or $0.35 per diluted common share as compared to $932 or $0.24 per diluted common share for the comparable period in 1997. The net loss for the nine months ended September 30, 1998 was $1,523 or $0.40 per diluted common share as compared to a net loss of $253 or $0.07 per diluted common share for the comparable period in 1997. Diluted earnings per share for the three month period ended September 30, 1998 were calculated using 3,942,000 shares as compared to 3,812,000 shares used in arriving at third quarter 1997 diluted earnings per share. The increase reflects a restricted stock grant made in the third quarter of 1998.

Year 2000

The Year 2000 ("Y2K") computer software compliance issues affect the Company and most companies in the world. Historically, many computer programs were developed using the last two digits rather than all four to define the applicable year. Accordingly, these programs, unless modified to perform otherwise, may recognize a date using the two digits "00" as 1900 rather than the year 2000. Computer programs that do not recognize the proper date could generate erroneous data or cause systems to fail.

The Company has developed a program to address the issues resulting from the year 2000. This program is divided into four major sections -- Business Administration, Business Applications, Facilities/Information Technology Infrastructure and the Customer Fulfillment Process. The general phases of the program common to all sections are (1) inventorying Y2K items; (2) assigning priorities to identified items; (3) assessing Y2K compliance of items determined to be material to the Company; (4) remediating material items that are determined not to be Y2K compliant; (5) testing material items; and (6) designing and implementing contingency and business continuation plans.

As of September 30, 1998, the Company had completed an inventory of critical Y2K items and was substantially completed with this process related to all other Y2K items. The Company had also substantially completed the prioritizing of Y2K items and assessing Y2K compliance of material items in all four sections of the Company's program. Remediation efforts were being performed in the Business Applications and Customer Fulfillment Process sections. The testing of material items and contingency and business continuation planning were both in the initial process stages as of September 30, 1998. The Company's program anticipates completion of the inventory process, the prioritization process and the assessment process for all four sections by the end of 1998. Remediation and testing is currently planned to be completed no later than June 30, 1999 for all sections.

The Company is utilizing internal personnel, contract programmers and vendors to identify Y2K non-compliance problems, modify code and test the modifications. In some cases, non-compliant software and hardware may be replaced.

The Company relies on third party suppliers for finished goods, raw materials, water, utilities, transportation and other key services. Interruption of vendor and supplier operations due to Y2K issues could affect Company operations in a material way. The Company has undertaken initiatives to evaluate the status of vendors' and suppliers' efforts and to determine alternatives and contingency plan requirements. While approaches to reducing risks of interruption due to vendor and supplier failures will vary, options include identification of alternate suppliers and accumulation of inventory where feasible or warranted. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure.

The Company is also dependent upon customers for sales and cash flow. Y2K interruptions in our customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, the Company believes that its customer base is broad enough to minimize the consequences of a single occurrence. The Company is, however, taking steps to monitor the status of customers' compliance as a means of determining risks and alternatives.

In addition to the Y2K program activities described above, the Company is developing contingency plans intended to mitigate the possible disruption in business operations that may result from the Y2K issue, and is developing cost estimates for such plans. Contingency plans will primarily address issues surrounding the Company's internal software systems and the reliance it places on critical vendors and suppliers. Contingency plans may include the identification of alternative software processing capabilities and the stock-piling of raw and packaging materials, increasing finished goods inventory levels, securing alternate sources of supply, and other appropriate measures. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available.

External and internal costs specifically associated with modifying internal software for Y2K compliance are expensed as incurred. Total incremental costs related to the Company's Y2K program incurred as of September
30, 1998 aggregated $685. The future incremental cost of completing the Company's Y2K program is estimated to be approximately $815. These amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed. All costs related to the Company's Y2K program are being funded through operating cash flow.

The failure to correct a material Y2K problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's Y2K program is expected to reduce significantly the Company's level of uncertainty about the Y2K problem and, in particular, about the Y2K compliance and readiness of its business partners. The Company believes that, with the completion of its Y2K program, as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Readers are cautioned that forward-looking statements contained in this Year 2000 section of Management's Discussion and Analysis should be read in conjunction with the Company's disclosures under the heading:
"Forward Looking Information" In Part II - Other Information.

PART II - OTHER INFORMATION

Item 5.   Forward Looking Information

From time to time, in written reports and oral statements, the Company discusses its expectations regarding future performance. These forward looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ materially from those expressed or implied in the forward-looking statements. Among the factors that could impact the Company's ability to achieve its stated goals are the following: (i) the Company's ability to realize improvements in productivity and efficiency, from its ADVANCE logistics program; (ii) significant competitive activity, including promotional and price competition, and changes in consumer demand for the Company's products; (iii) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance; (iv) the Company's ability to successfully integrate acquisitions into its existing operations; and (v) failure by the Company or one or more of its significant vendors or customers to correct a material Y2K problem. In addition, the Company's results may also be affected by general factors, such as economic conditions in the markets where the Company competes.

Item 6.   Exhibits and Reports on Form 8-K

	11a.  Earnings Per Share

	    Reports on Form 8-K - there were no reports on Form 8-K filed for the three months ended September 30, 1998.

EXHIBITS

EX-11		Computation of Earnings Per Share

EX-27		Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL HOUSEWARES CORP.

Dated:  November 12, 1998		By	/s/  Mark S. Scales

							Mark S. Scales
							Vice President
							Finance and Treasurer
							Chief Financial Officer

						By	/s/  Brad A. Kelsheimer
							Brad A. Kelsheimer
							Corporate Controller
							Chief Accounting Officer