Form 10-K
period 1998-12-31
GENERAL HOUSEWARES CORP
filed 1999-03-18
CIK 40643

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1998
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

On March 17, 1999, 4,027,268 shares of the registrant's Common Stock $.33 1/3 par value, were outstanding. The aggregate market value of the Common Stock (based upon the closing price of the Common Stock on the New York Stock Exchange -- Composite Transactions) held by non-affiliates of the registrant at March 17, 1999, was $52,857,892.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 1999 Annual Meeting
of Stockholders, which will be filed on or
prior to March 29, 1999, to the extent
stated in this report.							Part III

PART I

Item 1.	Business
(Dollars in thousands unless otherwise indicated)

General Housewares Corp. (hereinafter referred to as the "Company") markets and distributes consumer durable goods. The Company concentrates on product categories in which, through market share, product innovation or brand image, it is considered a leader. Through the acquisition and/or development of products that "delight and excite" the consumer (i.e., deliver unexpected value, simplify and enhance a task or redefine a task), the Company believes that it is able to establish such a leadership position. The Company pursues (or has pursued) such a position in the following product categories: cookware, cutlery, kitchen/household tools, precision cutting tools and barbecue tools. Each of these product categories represents a reportable segment except for barbecue tools which is included in "Other" in the reportable segment financial disclosure included in Note 13 to the consolidated financial statements. The Company operates a small number of manufacturer's retail outlet stores that also represent a reportable segment. For financial information related to the reportable segments, see Note 13 to the consolidated financial statements included in this report.

The commentary about the Company's business that follows includes a description of the cookware business (Enamelware Division) and operations of the Enamelware Division for the three years ended December 31, 1998 (and, where applicable, earlier years). On March 31, 1998, the Company sold the Enamelware Division. This transaction is more fully described below in the Capital Resources and Liquidity section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - and in Note 3 to the consolidated financial statements included in this report.

COOKWARE SEGMENT

Until the sale of the Enamelware Division on March 31, 1998, the Company was the only domestic manufacturer and marketer of enamelware cookware, and distributed its products throughout the United States, Canada and selected European markets. Prior to 1997, the Company competed in four main cookware product categories, covering a broad range of materials, designs, colors and prices. In addition to enamelware, the categories included cast aluminum, cast iron and stamped and spun aluminum.

In August of 1996, the Company exited the cast aluminum and cast iron product categories ("Sidney Division") in an effort to focus the company's resources on new product innovation, marketing and distribution and away from manufacturing operations. An agreement was executed to sell certain assets of the Sidney Division, effective August 1, 1996, pursuant to which the Company received consideration of $4,000 in the form of a cash payment of $450, a $3,000 note receivable and the purchaser's assumption of certain liabilities in exchange for certain assets of the Sidney Division (including the manufacturing facility located in Sidney, Ohio) as well as a license to use the brand names and trademarks. The cast iron and cast aluminum product lines included Magnalite (R), Magnalite Professional (R), Magnalite Professional (R) with Eclipse (R), and Wagner's (R) 1891 Original Cast Iron.

As part of its strategy, the Company sold the brand names, trademarks and certain assets related to its stamped and spun aluminum cookware line, effective October 1, 1996. This cookware line consisted of heavy gauge, large capacity stamped and spun aluminum products that were marketed under the brand name Leyse Professional (TM) and distributed through department stores, mass merchants and specialty shops. Leyse products were purchased from a domestic manufacturer.

Continuing the implementation of its strategy, the Company sold the Enamelware Division effective March 31, 1998. In exchange for the sale of certain assets related to the Enamelware Division, including plant, property and equipment and inventories as well as associated brand names and trademarks, the Company received consideration consisting of a cash payment of $4.9 million and a promissory note in the principal amount of $1.3 million. The Enamelware Division product lines included the Columbian and Granite Ware (TM) brand names. As of September 1, 1994, the Company acquired the Normandy line of enamelware from National Housewares, Inc. Normandy enamelware products were similar to the Enamelware Division's cookware products and were manufactured in Mexico. In 1995, the Normandy line of enamelware was discontinued and sourcing to service the Normandy customers was transitioned to the Enamelware Division's manufacturing operation. Enamelware is in demand because it is highly efficient cookware, it is easy to clean-up and it is economically priced. It is particularly popular for roasting and specialty top-of-stove uses (e.g., spaghetti cookers and vegetable steamers). Products in this category are primarily sold in discount stores, hardware stores, mass merchandise outlets and warehouse clubs.

The total United States market for cookware is large and diverse. The Company's market share was modest.

CUTLERY SEGMENT

The Company is a manufacturer and marketer of quality kitchen cutlery with the leading domestic brand name (Chicago Cutlery (R)) and a significant market share in its industry. The Company markets, under the Chicago Cutlery (R) brand umbrella, six complete lines of kitchen knives for consumers, sharpening tools and storage units. In 1997, the Company introduced Legacy Forged (TM) to compete in the highest quality and price point segment of the cutlery market. The Company believes Legacy Forged (TM) to be uniquely positioned due to the strength and sharpness of the blade -- which results from a drop-forged manufacturing process and a sharper blade angle than the competition. Another competitive advantage is the hybrid material used to make the Legacy Forged (TM) handle. This material, consisting of dyed birch infused with specially formulated poly resins, is produced using strips of wood thoroughly saturated with the poly resins, creating an extremely attractive material that is impervious to moisture.

In 1998, the Company introduced two new product lines to complement its offerings in the highest quality and price point segment and mid-price segment, respectively, of the cutlery market. The 440A Fine product line was introduced to complement Legacy Forged and offer the consumer a high quality knife at a lower price point than forged knives. The same hybrid material used to make the handle of Legacy Forged is utilized for 440A Fine. The manufacturing process involves wide, heavy gauge, premium steel that is drop-sheared so that a long, deep taper grind can be applied to the blade resulting in an extremely sharp edge. Also in 1998, the Company introduced the Centurion (TM) product line to complement its most popular household cutlery line, The Walnut Tradition (R). Whereas the Walnut Tradition (R) features a solid American walnut handle with a Taper Grind (R) edge on the blade, Centurion has the look and feel of a forged knife with a black synthetic handle. Centurion is sourced from Asia and shipped to Chicago Cutlery's Wauconda, Illinois, facility where the final taper grind is applied to ensure that each knife meets Chicago Cutlery's demanding sharpness requirement. The Company also manufactures and sells the Metropolitan (R) product line which features a durable high-impact plastic handle and a Taper Grind (R) edge. The Company also manufactures and sells a popular priced knife under the Cherrywood (TM)brand name and a similar knife under the American Pride (R) brand name. These lines represent the highest quality knife offered through mass distribution.

All Chicago Cutlery (R) blades are made from high carbon stainless steel that resists rusting, pitting and staining. The Taper Grind (R) edge provides a uniform and smooth taper, thereby facilitating the blade's movement through the medium being cut.

The Company also sells a line of promotionally-priced cutlery. These products compete in both the fine edge and "never-needs-sharpening" segments of the cutlery industry and are purchased primarily from one supplier in Asia. Promotionally-priced cutlery consists of six separate cutlery brands, four of which (Premier (TM), Basics (TM), American Carver (R) and Chef's Professional (TM)) are sold exclusively through department stores, and the remaining two (Essentials (R) and Classic Chef(R)) are distributed through mass merchandisers.

While the overall market for kitchen cutlery in the United States has remained relatively unchanged in recent years, foreign products, including the Company's promotionally-priced imported cutlery, have made significant inroads. The Company believes that imports in 1998 accounted for more than half of domestic sales in dollars and 75% of domestic sales in units. As a result of its widely recognized brand umbrella and reputation for high quality at a good price, the Company has maintained its position as one of the leaders in the kitchen cutlery industry by marketing a combination of the promotionally-priced imports and the traditional Chicago Cutlery (R) products.

The Company also manufactures a full line of knives for the commercial poultry processing market. These molded-handle knives are designed to meet the special needs of professionals and have specialized blade shapes for specific cutting jobs. The handles are textured to be slip-resistant and feature a finger guard for safety as well as, in some cases, ergonomic handles.

Prior to 1997, the Company manufactured and marketed cutting boards made of wood, polyethylene, and combinations of wood, acrylic, marble or polyethylene, under the Idaho Woodworks (TM) and Chicago Cutlery (R) names. In January of 1997, the Company decided to exit the cutting board category, and all related production and sales activity ceased by March 31, 1997.

KITCHEN/HOUSEHOLD TOOLS SEGMENT

Effective October 1, 1992, the Company purchased all of the partnership interests in OXO International L.P., a New York limited partnership ("OXO"). The purchase price was $6,250 and consisted of a cash payment of $5,500 and a Subordinated Promissory Note in the principal amount of $750 bearing interest at 8% per annum. OXO markets a broad line of kitchen tools under the Good Grips (R), Softworks (TM), Touchables (TM), Prima (R), Plus (TM) and Basics
(TM) brand names. The OXO products are made by manufacturers located in Asia, according to OXO's designs and specifications. Subsequent to the acquisition, the line was extended to include products designed for use outside of the kitchen (i.e., household tools). The kitchen/household tools sold by OXO generally utilize a proprietary handle which is covered by patents owned by the Company that run through 2002. OXO kitchen/household tools are distributed primarily in the United States through department stores, gourmet and specialty outlets and mass merchandisers. OXO also sells a line of garden tools that utilizes its proprietary handle. Garden tools are primarily distributed through specialty outlets. The OXO product category has experienced significant growth since 1992. The market in which the Company's kitchen/household tool product category competes is a large market encompassing many types of tools and gadgets. By reason thereof, the Company is not able to define its market share.

PRECISION CUTTING TOOLS SEGMENT

Effective October 1, 1994, the Company purchased certain assets of Walter Absil Company Limited and Olfa Products Corp. (collectively referred to as the "Olfa Products Group"). The purchase price was $13,576 and consisted of a cash payment of $6,843, Subordinated Promissory Notes in the principal amount of $2,233 bearing interest at 6% per annum and 400,000 restricted shares (valued at $4,500) of the Company's common stock. On the same date, the Company and Olfa Corporation of Osaka, Japan, executed a ten year agreement naming the Olfa Products Group as the exclusive distributor, in the United States and Canada, of precision cutting tools and accessories manufactured by Olfa Corporation. The Company believes that relations with Olfa Corporation are strong and that a long-term relationship will continue. Products of the Olfa Products Group are sold to industrial users, and through distributors as well as directly to hobby, craft, hardware and fabric stores.

Effective June 25, 1997, the Company acquired two product lines (rolling scissors and a box/carton opener - the "OLO Division"). The Company paid for the acquisition with cash of $689. The OLO Division products are manufactured domestically by a third party and are purchased as finished goods by the Company.

The North American hobby and craft market is large and diverse, with sales exceeding $12 billion. Products distributed through the Olfa Products Group and the OLO Division compete in small selected segments in this market. Typically, these products compete on the basis of performance and value.

OTHER SEGMENT

During 1997, the Company introduced a new product line of barbecue tools and accessories under the Grilla Gear (TM) brand. This product line consists of high quality, design-oriented products related to outdoor dining and home entertainment, such as grilling tools, aprons, mitts, timers, magnets, etc.

The market in which the Company's barbecue tools product category competes is a large market encompassing many types of tools and gadgets. As a consequence, the Company is not able to define its market share. The
"Other" segment also includes certain other less-significant product lines.

MANUFACTURER'S RETAIL OUTLET STORES SEGMENT

The Company, through its wholly-owned subsidiary Chicago Cutlery, etc., Inc.
(CCE), operates a small number of manufacturer's retail outlet stores. The weighted-average number of stores open and total square footage for the years ended December 31, 1996, 1997 and 1998 were 27 and 70,300, 25 and 65,100, and
20 and 52,700, respectively. CCE sells a variety of kitchen and home consumer products including The Walnut Tradition (R) and the Metropolitan (R) cutlery product lines marketed by Chicago Cutlery.



DISTRIBUTION

The Company's products are sold to most major retail and wholesale distribution organizations in the United States and Canada through its direct sales force and independent commissioned sales representatives.

Effective October 6, 1997, the Company entered into a five year agreement with Owen Distribution Company for the lease and operation of a state-of-the-art distribution center near Indianapolis, Indiana. The Company's primary distribution activities were relocated to Indianapolis, effective April 1, 1998. The facility allows the Company to respond more quickly and effectively to customer requirements by expediting order fulfillment, enhancing value-added services (pre-ticketing, anti-theft tagging, etc.) and increasing transportation availability. Management believes this relocation will help the Company to maintain its position as a leading supplier to the retail trade.

MAJOR CUSTOMERS

During 1998, the ten largest customers of the Company accounted for 41.2% of the Company's gross revenues -- no single customer accounted for more than 10% of gross revenues. The Company has had good long-term relationships with its major customers.

EMPLOYEES

As of December 31, 1998, the Company employed approximately 325 persons, of whom approximately 115 were involved in manufacturing with the balance serving in sales, general and administrative capacities. The Company believes that its relations with employees are good.

The Company's employees are not represented by labor organizations.

EXPORT SALES

Exports account for less than 10% of the Company's gross revenues.

SOURCE OF SUPPLY

The principal raw materials used in manufacturing the Company's products are steel, plastic compounds and hardwood products. All of these materials are generally available from numerous suppliers, and the Company believes that the loss of any one supplier would not have a significant impact on its marketing and distribution operations.

Kitchen/Household tools and certain other products are sourced from over 20 suppliers located in Taiwan, Hong Kong and the Peoples Republic of China. An interruption in supply from any one of the suppliers could have an adverse impact on the Company's ability to fill orders on a timely basis. However, the Company believes other manufacturers with whom the Company does business would be able to increase production to fulfill the Company's requirements.

As discussed above, Olfa Corporation of Osaka, Japan, is the sole source of the Olfa precision cutting tool products. Although management believes it to be unlikely, an interruption in supply from Olfa Corporation could have a material adverse impact on the Company's results of operations.

SEASONALITY

Shipments of the Company's products are generally higher in the second half of the year and highest in the fourth quarter, due to the seasonality of housewares retail sales. Shipments of precision cutting tools, however, vary little from quarter to quarter.

BACKLOG

The dollar value of unshipped orders was not material at December 31, 1998, 1997 and 1996.

WORKING CAPITAL

The future competitive position of the Company will become increasingly dependent upon its ability to meet rapid delivery requirements imposed by customers. The Company believes that increased technological and supply chain initiatives (such as the distribution relocation discussed above) will position it well for the heightened customer requirements, while maintaining an optimal level of inventory.

The Company sets standard payment terms at net 30 days; however, industry practice has dictated an occasional extension of terms. Accordingly, certain customers have at times been given payment term extensions.

FOREIGN OPERATIONS

The Company operates a wholly-owned subsidiary located in Montreal, Canada. Revenues, Pre-tax Income and Identifiable Assets (in U.S. dollars) of the subsidiary for the three years ended December 31, 1998, were as follows:

					1998		1997		1996
Net Sales				$7,697	$7,562	$6,298
Pre-tax Income			 2,140	 1,702	 1,141
Identifiable Assets		 6,303	 6,303	 5,913

Item 2.	Properties

The following table sets forth the location and size of the Company's principal properties.

OPERATING FACILITIES

Property Owned

CUTLERY SEGMENT:
									APPROXIMATE
									FLOOR AREA
LOCATION			NATURE OR USE OF PROPERTY	(Square Feet)

Wauconda, IL		Manufacturing (cutlery)		65,000

Property leased:

KITCHEN/HOUSEHOLD SEGMENT:

							APPROXIMATE		EXPIRATION
			NATURE OR			FLOOR AREA		DATE
LOCATION		USE OF PROPERTY		(Square Feet)	OF LEASE

New York, NY	Administrative		25,000		Dec. 31, 2007

PRECISION CUTTING TOOLS SEGMENT:

							APPROXIMATE		EXPIRATION
			NATURE OR			FLOOR AREA		DATE
LOCATION		USE OF PROPERTY		(Square Feet)	OF LEASE

St. Laurent,	Administrative
Quebec, Canada	and Warehouse		16,230		Nov. 30, 2000

ALL SEGMENTS:

							APPROXIMATE		EXPIRATION
			NATURE OR			FLOOR AREA		DATE
LOCATION		USE OF PROPERTY		(Square Feet)	OF LEASE

Terre Haute		Administrative		 48,450		March 31, 2005

Indianapolis	Warehouse			131,000		Dec. 1, 2002

In addition, the Company leases an average of 2,600 square feet of retail space in 18 factory outlet malls with initial lease terms ranging from 3 to 7 years.

In the opinion of the Company's management, the properties described above are in good condition and repair and are adequate for the particular operations for which they are used.


NON-OPERATING FACILITIES

Property Owned: (Reported as "other assets" in the consolidated financial statements in this Report)

									APPROXIMATE
									FLOOR AREA
LOCATION			NATURE OR USE OF PROPERTY	(Square Feet)

Antrim, NH			Manufacturing facility		55,400

The Antrim, NH manufacturing facility was sold for approximately $150 in cash on February 17, 1999.


Item 3.	Legal Proceedings

The Company and its subsidiaries are subject to certain legal proceedings and claims, including environmental matters, that have arisen in the ordinary conduct of its business.

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

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

The following individuals are executive officers of the Company, each of whom will serve in the capacities indicated until May 11, 1999, or until the election and qualification of a successor.

NAME				POSITION WITH COMPANY			AGE

Paul A. Saxton		Chairman of the Board, President	60
				and Chief Executive Officer

John C. Blackwell		Vice President, Sales and		61
				Marketing

Gordon H. Brown		Vice President, Distribution and 	59
				Supply Chain Management

Stephen M. Evans		Vice President, Administration	57

Raymond J. Kulla		Vice President, Secretary and		52
				General Counsel

Alexander T. Lee		President, OXO International and	38
				Corporate Vice President

Mark S. Scales		Vice President, Chief Financial
				Officer and Treasurer			39

Bradley A. Kelsheimer	Controller					30

Messrs. Saxton and Evans have been executive officers of the Company for more than five years. Mr. Evans and the Company executed a severance agreement in January, 1999, pursuant to which Mr. Evans will no longer be employed by the Company as of June 30, 1999. Mr. Kulla has been employed with the Company since November 14, 1995, and an executive officer since January 1, 1996. Prior thereto, he was Vice President, General Counsel and Secretary of AXIA Incorporated. Mr. Lee has been employed with the Company since September 1, 1994, serving as Director of Product Development and General Manager at OXO International until his appointment as an executive officer and President of OXO International on August 5, 1998. Prior thereto, he attended Harvard Business School where he received a Masters in Business Administration degree in 1994. Mr. Lee served as Senior Designer at Michael Graves, Architect, prior to attending Harvard Business School. Mr. Blackwell has been employed with the Company and an executive officer since March 20, 1995. Prior thereto, he served as Vice President, Sales and Marketing, for EMX Corporation, Executive Vice President, Sales and Marketing of Moulinex Appliances, Inc. and President and General Manager of Oster Housewares, a division of Sunbeam/Oster Company. Mr. Blackwell and the Company executed a severance agreement in January, 1999, pursuant to which Mr. Blackwell will no longer be employed by the Company effective June 30, 1999. Mr. Brown has been employed with the Company and an executive officer since July 3, 1995. Prior thereto, he served as Managing Director of Bottom Line Logistics, a management consulting firm. Mr. Scales has been employed with the Company and an executive officer since July 10, 1995. Prior thereto, he served as Controller at Cosco, Inc. and Hoosier Energy Rural Electric Cooperative, Inc. and as a Senior Audit Manager at Price Waterhouse. Mr. Kelsheimer has been employed with the Company since March 13, 1995, serving as Assistant Corporate Controller until his appointment as an executive officer and Controller on November 5, 1997. Prior thereto, he served as a Senior Auditor at Price Waterhouse.

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

The approximate number of holders of Common Stock as of March 17, 1999, including beneficial owners of shares held in nominee accounts of whom the Company is aware, was 2,000.

SHAREHOLDER RIGHTS PLAN

On November 10, 1998, the Board of Directors of the Company approved the extension of the benefits afforded by the Company's existing rights plan by adopting a new shareholder rights plan.

Pursuant to the new Rights Agreement (the "1999 Rights Agreement"), dated as of November 10, 1998, by and between the Company and First Chicago Trust Company of New York, as Rights Agent, one Right was issued for each share of common stock, par value $.33 1/3 per share, of the Company (the "Common Stock") outstanding as of the expiration of the Company's previously issued preferred stock purchase rights (February 27, 1999). Each of the new Rights will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a price of $40. The Rights, however, will not become exercisable unless and until, among other things, any person acquires 21% or more of the outstanding Common Stock. If a person (an "Acquiring Person") acquires 21% or more of the outstanding Common
Stock (subject to certain conditions and exceptions more fully described in the 1999 Rights Agreement), each Right will entitle the holder (other than the Acquiring Person) to purchase Common Stock of the Company having a market value equal to twice the exercise price of a Right. The new Rights are redeemable under certain circumstances at $.01 per Right and will expire, unless earlier redeemed, on February 27, 2009.

The foregoing summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the 1999 Rights Agreement, a copy of which is referenced in Exhibit 5 to this Annual Report on Form 10-K and incorporated herein by reference.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA

Year ended December 31, 1998      1997      1996      1995      1994
(in thousands except per share amounts)

Net sales			$97,031   $104,531  $105,479  $119,340  $97,729
Operating income (loss)   3,068      4,476      (107)    7,080    6,637
Interest expense, net     2,299      2,749     2,751     3,115    1,699
Income (loss) before
 income taxes and
 extraordinary item	    769      1,727    (2,858)    3,965    4,938
Income taxes (benefit)	    730      1,065      (842)    1,679    2,188
Income (loss) before
 extraordinary item	     39        662    (2,016)    2,286    2,750
Extraordinary item, net
 of income tax benefit        -          -      (619)        -        -
Net income (loss)       $    39   $    662  $ (2,635)  $ 2,286  $ 2,750
Average number of diluted
 common shares outstanding
 including common stock
 equivalents              3,915      3,810     3,759     3,769    3,440
Income (loss) before
 extraordinary item per
 common share
 (basic and diluted)	$  0.01   $   0.17   $ (0.54) $   0.61  $  0.80
Extraordinary item, net
 of income tax benefit
 per common share
 (basic and diluted)          -          -     (0.16)        -        -
Net income (loss) per
 common share
 (basic and diluted)	$  0.01   $   0.17 $   (0.70) $   0.61  $  0.80
Dividends per common
 share			$  0.32   $   0.32 $    0.32  $   0.32  $  0.32
Financial Summary
 Total assets           $80,234   $90,764  $   95,279 $104,610  $98,358
 Total debt             $23,359   $32,554  $   32,765 $ 39,201  $34,313
 Net worth              $47,289   $48,271  $   48,490 $ 51,848  $50,255

Effective September 1, 1994, the Company purchased the assets of Normandy, the enamel on steel cookware business of National Housewares, Inc. Effective October 1, 1994, the Company purchased the assets of the Olfa Products Group. The acquisitions contributed to the increase in net sales from 1994 to 1995.

Effective August 1, 1996, the Company sold its Sidney Division. The sale contributed to the decreases in net sales from 1995 to 1996 and from 1996 to 1997. Restructuring charges incurred in conjunction with the sale are reflected in 1996.

Effective March 31, 1998, the Company sold its Enamelware Division. The sale contributed to the decrease in net sales from 1997 to 1998. Restructuring charges incurred in conjunction with the sale are reflected in 1998.

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

					Additions
			Balance at	charged to	Deductions	Balance
			beginning	costs and	net of	at end
Description		of period	expenses	recoveries	of period

Reserves deducted
from assets to
which they
apply:

Allowances for
possible losses
and discounts -
accounts
receivable:

Years Ended
December 31,:

1998			$2,782	$10,630	$10,172	$3,240
1997			$3,575	$ 9,285	$10,078	$2,782
1996			$4,029	$ 9,409	$ 9,863	$3,575

Item 7.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

The following table sets forth the operating data of the Company as a percentage of net sales for the periods indicated below.

						1998		1997		1996
						-----		-----		-----
Net sales					100.0%	100.0%	100.0%
Cost of sales				 56.2		 59.4		 64.8
						-----		-----		-----
Gross profit				 43.8		 40.6		 35.2

Selling, general and
  administrative expenses		 40.6		 36.3		 35.3
						-----		-----		-----
Operating income (loss)			  3.2		  4.3		 (0.1)
Interest expense				  2.4		  2.6		  2.6
						-----		-----		-----
Income (loss) before income taxes
  and extraordinary item		  0.8		  1.7		 (2.7)
Income tax
  expense (benefit)			  0.8		  1.0		 (0.8)
						-----		-----		-----
Net income (loss) before
  extraordinary item			  0.0		  0.7		 (1.9)
Extraordinary item			    -		    -		 (0.6)
						-----		-----		-----
Net income (loss)				  0.0%	  0.7%	 (2.5%)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands except per share amounts)

Year Ended December 31, 1998 versus 1997

Net sales for 1998 were $97,031, a decrease of 7.2% from net sales in 1997 of $104,531. Relevant thereto, the 1998 sale of the Company's ceramic on steel business ("Enamelware Division") involved a reduction in Cookware Segment net sales of $11,783. Cutlery Segment net sales were $1,531 less in 1998 when compared to 1997. The discontinuance of a product line previously sold to the department store trade, the discontinuance of the cutting board business and the loss of distribution related to a product line manufactured for the mass merchandise trade resulted in a net sales reduction of $2,526.
Partially offsetting this reduction was an increase in net sales related to the imported promotionally-priced cutlery product line of $995 resulting from distribution gains in the mass merchandise trade. Net sales related to the Manufacturer's Retail Outlet Stores Segment decreased by $1,691 due to a reduction in the number of store locations from 23 in 1997 to 18 at the end of 1998. Partially offsetting the reductions in the Cookware, Cutlery and Manufacturer's Retail Outlet Stores Segments were distribution gains and new product introductions related to the Kitchen/Household Tools Segment (contributing to an increase in net sales of $7,515), and increased distribution and promotions related to the Precision Cutting Tools Segment (increased net sales of $683). Gross profit was essentially flat from 1997 to 1998 as the decrease caused by the reduction in net sales was offset by a favorable change in sales mix and favorable exchange rates related to precision cutting tool products purchased in a foreign currency. Selling, general and administrative expenses increased to $39,445 in 1998 from $37,966 in 1997. The loss on sale of the Enamelware Division of $1,500, increased distribution-related expenses of $380 (resulting from operating multiple facilities in the first quarter of 1998 and related start-up expenses due to the relocation to the Plainfield facility), the partial write-down of $870 related to the net realizable value of a note receivable and increased royalty expenses of $578 related to the greater sales of the Kitchen/Household Tools Segment and barbecue tools (Other Segment), were partially offset, in the year-to-year comparison, by the reduction in expenses related to the Enamelware Division and reduced salary expense resulting from the 1997 reduction-in-force activities.

Operating income of $3,068 in 1998 represented a decrease of $1,408 from 1997. Interest expense was $450 less in 1998 when compared to 1997, primarily due to the sale of the Enamelware Division and the resulting cash proceeds and reduced working capital requirements. The 1998 effective income tax rate of 95% compares to an effective income tax rate of 62% in 1997. By way of explanation, the Company records non-deductible amortization expense, in the annual amount of $576, related to the 1988 purchase of Chicago Cutlery, Inc. Accordingly, the non-deductible nature of this expense can have a dramatic impact on the Company's effective tax rate, as evidenced by the 1998 and 1997 rates, depending on the level of pre-tax earnings. Net income for 1998 was $39, or $0.01 per share, as compared to net income of $662, or $0.17 per share, in 1997.

Year Ended December 31, 1997 versus 1996

Net sales for 1997 were $104,531, a decrease of 0.9% from net sales in 1996 of $105,479. Relevant thereto, the 1996 sale of the Company's cast iron and cast aluminum businesses ("Sidney Division"), the 1996 sale of the Company's stamped and spun aluminum cookware line and the 1997 exit from the cutting board business involved a reduction in net sales of $4,159 (Cookware Segment), $1,185 (Cookware Segment) and $619 (Cutlery Segment), respectively. The Company also experienced a decrease in enamelware net sales (Cookware Segment). Net sales decreased $2,362 from 1996 to 1997 due to loss of distribution as well as price reductions, with approximately 35% of the decrease related to reduced enamelware pricing. Cutlery Segment net sales were $4,729 less in 1997 when compared to 1996. The imported promotionally-priced cutlery product line accounted for $1,968 of this reduction and resulted primarily from distribution losses in the department store trade. The remainder resulted primarily from the loss of Chicago Cutlery (R) distribution at a large department store chain, inventory reduction measures involving its products taken by other large department store retailers and the aforementioned exit from the cutting board business. Offsetting these reductions were distribution gains and new product introductions related to the Kitchen/Household Tools Segment (contributing to an increase in net sales of $9,243), increased distribution and promotions related to the Precision Cutting Tools Segment (increased net sales of $1,832) and new product lines for 1997 (barbecue tools and accessories - net sales of $727). Gross profit increased from $37,177 in 1996 to $42,442 in 1997 due to a favorable change in sales mix, favorable exchange rates related to precision cutting tool products purchased in a foreign currency and the Company's inventory reduction efforts in 1996, which resulted in lower production levels, causing higher fixed overhead costs to be recorded in the Company's Consolidated Statement of Operations. Gross profit was favorably impacted by $938 in 1996 due to the reversal of a LIFO reserve, net of other inventory reserves, associated with the sale of the assets of the Sidney Division. Selling, general and administrative expenses increased to $37,966 in 1997 from $37,284 in 1996. Increased distribution and information services expenses ($2,360 over 1996) aimed at increasing customer service levels, severance expense related to positions terminated in 1997 ($826) and increased selling expenses related to the greater sales of Kitchen/
Household Tools product lines ($435) were partially offset, in the year-to-year comparison, by the loss on the sale of the assets of the Sidney
Division in 1996 ($3,198).

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

Capital Resources and Liquidity

Inventories decreased from $20,859 in 1997 to $19,122 in 1998. The decrease was due primarily to the sale of the Enamelware Division.

Inventories increased from $18,513 in 1996 to $20,859 in 1997. The increase was due in part to efforts aimed at increasing customer service levels. In addition, the growth of the Kitchen/Household Tools Segment requires greater inventory investments due to sourcing the product from Asia.

Capital expenditures were $3.7 million, $2.7 million and $4.2 million in 1998, 1997 and 1996, respectively.

On November 13, 1996, the Company entered into a new bank Credit Agreement, resulting in increased borrowing capacity. The new bank Credit Agreement provides for $45,000 of borrowing capacity and was to expire on December 31, 1999. The new bank Credit Agreement was extended in December 1998 and now expires December 31, 2000. The Company used proceeds from the new bank Credit Agreement to prepay $10,000 of 8.41% Senior Notes on November 15, 1996. The Company was in compliance with all of the financial covenants contained in both the new bank Credit Agreement and the Senior Notes as of December 31, 1998, and management expects to be in compliance with such covenants in the future.

On December 31, 1997, the Company completed the sale of one of three non-operating facilities for $1.8 million in cash and used part of the proceeds to prepay $1 million owed under a 12% note payable to the Estate of Ronald
J. Gangelhoff arising from the Company's purchase of Chicago Cutlery, Inc., in 1988, with the remaining proceeds used for working capital purposes. In January of 1998, the Company completed the sale of a second non-operating facility for $489 in cash, which was also used for working capital purposes.

The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses; however, certain events, such as significant acquisitions, could require additional external financing.

Substantially all of the expenditures made by the Company to comply with environmental regulations were for the remediation of previously contaminated sites. The Company has established a reserve to cover such expenses (see
Note 12 to the consolidated financial statements). After completion of the remediation contemplated by the reserve, the Company believes that the ongoing costs of compliance with environmental regulation, including the cost of monitoring, pollution abatement and disposal of hazardous materials, will not be material.

Effective March 31, 1998, the Company sold its enamelware cookware business (Enamelware Division). In exchange for the sale of certain assets related to the Enamelware Division, including property, plant and equipment and inventories, as well as associated brand names and trademarks, the Company received consideration of approximately $6.2 million, of which approximately $4.9 million was in the form of a cash payment at closing. The remainder of the consideration was a promissory note (the "Note") to be paid in six equal annual installments beginning April 1, 1999. The obligations under the Note will be offset against rent due from the Company for office and warehouse space in its current headquarters located within the Enamelware Division facility. As a result of this agreement, the Company recorded in the first quarter of 1998, as a component of selling, general and administrative expense, a charge against earnings of approximately $1,500. This net, non-cash charge consisted of the following components:

Excess of consideration received over net book value
  of tangible assets sold							$ 2,100
Non-cash charges:
  Goodwill write-off								 (2,800)
  Defined benefit pension plan curtailment				   (800)
											--------
Loss on sale									$(1,500)
											--------
											--------

Net sales of the Enamelware Division were $2,362, $14,145 and $16,508 in 1998, 1997 and 1996, respectively. Income from operations (including cooperative advertising, warehousing, goodwill amortization and direct marketing expenses, but excluding restructuring charges and allocation of corporate overhead charges) of the Enamelware Division was $191, $2,278 and $3,752 in 1998, 1997 and 1996, respectively.

Proceeds from the sale of the Enamelware Division and the resulting reduction in ongoing working capital requirements have reduced debt outstanding and improved liquidity.


Effect of Inflation

For the years ended December 31, 1998, 1997 and 1996, there were no significant effects related to raw material or finished goods price increases from suppliers.

Year 2000

The Year 2000 ("Y2K") computer software compliance issues affect the Company and most companies throughout the world. Historically, many computer programs were developed using just the last two digits (rather than all four) to define the applicable year. Accordingly, these programs, unless modified to perform otherwise, may recognize a date using the two digits "00" as the year 1900 rather than the year 2000. Computer programs that do not recognize the proper date could generate erroneous data or cause systems to fail.

The Company has developed a program to address the Y2K issues. This program is divided into four major sections -- Business Administration, Business Applications, Facilities/Information Technology Infrastructure and the Customer Fulfillment Process. The general phases of the program common to all sections are (1) inventorying Y2K items; (2) assigning priorities to identified items; (3) assessing the Y2K status of items that, if failed, would have a material impact on the Company; (4) remediating critical items that are not Y2K compliant; (5) testing critical items; and (6) designing and implementing contingency and business continuation plans.

As of February 28, 1999, the Company had inventoried, prioritized and assessed critical Y2K items and was substantially complete with the inventory for all other Y2K items. Remediation efforts were being performed in the Business Applications, Facilities/Information Technology Infrastructure and Customer Fulfillment Process sections of the Y2K program. The testing of items and Y2K contingency planning were in process as of February 28, 1999. The Company has completed the inventory process, the prioritization process and the assessment process for all four sections as of February 28, 1999. Remediation and testing are currently planned to be completed no later than June 30, 1999, for all four sections of the Y2K program.

The Company is utilizing internal personnel, contract programmers and vendors to identify Y2K non-compliance problems, modify code and test the modifications. In some cases, non-compliant software and hardware may be replaced.

The Company relies on third-party suppliers for finished goods, raw materials, water, utilities, communications, transportation and other key services. Interruption of vendor and supplier operations due to Y2K issues would affect Company operations in a material way. The Company has undertaken initiatives to evaluate the efforts of its vendors and suppliers to mitigate Y2K risks and determine alternatives and contingency plan requirements. While approaches to reducing risks of interruption due to vendor and supplier failures may vary, options include identification of alternate suppliers and accumulation of inventory where feasible or warranted. These activities are intended to provide a means of managing risk but cannot eliminate the potential for disruption due to third-party failure.

The Company is also dependent upon customers for sales and cash flow. Y2K interruptions in the operations of the Company's customers could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, the Company believes that its customer base is broad enough to minimize the consequences of a single occurrence. The Company is, however, taking steps to monitor the status of customers' efforts to become Y2K compliant as a means of identifying risks and the need for contingencies.

In addition to the Y2K program activities described above, the Company is developing contingency plans intended to mitigate the possible disruption in business operations that may result from Y2K non-compliance problems and is developing cost estimates for such plans. Contingency plans will primarily address issues surrounding the Company's internal software systems and the reliance it places on critical vendors and suppliers. Contingency plans may include the identification of alternative software processing capabilities and the stock-piling of raw and packaging materials, increasing finished goods inventory levels, securing alternate sources of supply and other appropriate measures. Once developed, contingency plans and related cost estimates will be refined on an ongoing basis as additional information becomes available.

External and internal costs specifically associated with modifying internal software for Y2K compliance are expensed as incurred. The Company does not separately track the internal costs incurred for its Y2K program. Such costs are principally the related payroll costs for the Company's information systems group. Total external costs related to the Company's Y2K program incurred as of December 31, 1998, aggregated $1,050. The future incremental external cost of completing the Company's Y2K program is estimated to be approximately $700. These amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed. All costs related to the Company's Y2K program are being funded through operating cash flow.

The failure to correct a material Y2K problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's Y2K program is expected to significantly reduce the Company's level of uncertainty about the Y2K problem and, in particular, about the Y2K compliance and readiness of its business partners. The Company believes that, with the completion of its Y2K program as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Impact of Recently Issued Accounting Pronouncements

Assuming no significant changes in the Company's treasury policies, the application of recently issued Statement of Financial Accounting Standards
(FAS) No. 133, "Accounting For Derivative Instruments and Hedging Activities", will not have a material effect on the Company's financial position or operating results upon its implementation in the first quarter of 2000.

Forward-Looking Information

Periodically, in written reports and oral statements, the Company discusses its expectations regarding future performance. These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ materially from those expressed or implied in the forward-looking statements. Among the factors that could impact the Company's ability to achieve its stated goals are the following: (i) the Company's ability to realize improvements in productivity and efficiency from its ADVANCE(SM) (Automated Distribution Value-Added Network CEnter) logistics program; (ii) significant competitive activity, including promotional and price competition, and changes in consumer demand for the Company's products; (iii) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance; (iv) the Company's ability to integrate acquisitions into its existing operations; and (v) failure by the Company or one or more of its significant vendors or customers to correct a material Y2K problem. In addition, the Company's results may also be affected by general factors, such as economic conditions in the markets where the Company competes.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks including the effects of changes in foreign exchange rates and interest rates. Purchases of inventory for the Company's Precision Cutting Tools Segment are denominated in Japanese yen. In addition, results of operations and financial position of the Canadian operations of the Precision Cutting Tools Segment are denominated in Canadian dollars. The exposure to purchases of inventory in Japanese currency is managed by using derivative financial instruments (forward currency contracts) in accordance with established policies and procedures. The Company does not use derivative financial instruments to manage exposure related to Canadian dollar currency-related fluctuations impacting operational results or financial position of the Canadian operations of the Precision Cutting Tools Segment or to manage exposure related to interest rate fluctuations. Derivative financial instruments are not used for trading purposes.

Forward contracts held (in thousands except for exchange rates):

			Weighted	Contract
			Average	Amount	Spot
			Strike	Japanese	Rate at
Currency		Price		Yen		12/31/98		Maturity
--------		--------	--------	--------		--------
Japanese yen	120.90	386,000	113.45		1999

Debt instruments held (dollars in thousands):

			Weighted
			Average
			Interest		Future Principal Cash Outflows
Type			Rate		1999		2000		2001		2002
-----			--------	----		----		----		----
Variable rate
  debt		(1)		$   600	$14,000	$     -	$     -
Fixed rate long-
  term debt		8.49%		$ 1,616	$ 1,429	$ 1,429	$ 1,429

		Future Principal Cash Outflows
Type			2003		Thereafter
-----			--------	----------
Variable rate
  debt		$     -	$     -
Fixed rate
  long-term debt	$ 1,429	$ 1,429

(1)  Variable rate based on Prime or LIBOR spreads.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Financial Statements:

Report of Independent Accountants

Consolidated Statement of Operations for the three years ended December 31, 1998

Consolidated Statement of Comprehensive Income (Loss) for the three years ended December 31, 1998

Consolidated Statement of Changes in Stockholders'
Equity for the three years ended December 31, 1998

Consolidated Balance Sheet at December 31, 1998 and
1997

Consolidated Statement of Cash Flows for the three years ended December 31, 1998

Notes to Consolidated Financial Statements

Quarterly Financial Information

Financial Statement Schedule:
For the three years ended December 31, 1998
VII - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


REPORT OF INDEPENDENT ACCOUNTANTS

PricewaterhouseCoopers LLP

To the Board of Directors and Stockholders of General Housewares Corp.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of General Housewares Corp., and its subsidiaries, at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 8, 1999

CONSOLIDATED STATEMENT OF OPERATIONS

For the year ended December 31,     1998        1997        1996
(in thousands except per share amounts)

Net sales					$97,031	$ 104,531	$105,479
Cost of goods sold			 54,518	   62,089	  68,302
Gross profit				 42,513	   42,442	  37,177
Selling, general and
 administrative expenses		 39,445	   37,966	  37,284
Operating income (loss)			  3,068	    4,476	    (107)
Interest expense, net			  2,299	    2,749	   2,751
Income (loss) before income taxes
 and extraordinary item			    769	    1,727	  (2,858)
Income tax expense (benefit)		    730	    1,065	    (842)
Income (loss) before
 extraordinary item			     39	      662	  (2,016)
Extraordinary item, net
 of income tax benefit			      -	        -	    (619)
Net income (loss)				$    39	 $    662	$ (2,635)
Earnings (loss) per common share:
  Income (loss) before extra-
    ordinary item -- basic		$  0.01	$    0.17	$  (0.54)
  Extraordinary item, net
    of income tax benefit --
    basic					      -	        -	   (0.16)
  Net income (loss) -- basic		$  0.01	$    0.17	$  (0.70)
  Income (loss) before extra-
    ordinary item -- diluted		$  0.01	$    0.17	$  (0.54)
  Extraordinary item, net of
    income tax benefit -- diluted	      -	        -	   (0.16)
  Net income (loss) -- diluted	$  0.01	$    0.17	$  (0.70)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the year ended December 31,	1998		1997		1996
(in thousands)

Net income (loss)				$    39	$   662	$(2,635)
Other comprehensive income
 (loss), net of tax:
  Foreign currency translation
   adjustments				   (472)	   (228)	    (56)
  Minimum pension liability
   adjustments (net
   of taxes of $228 and $45
   in 1997 and 1996)			      -	    382	     76
						-------	-------	-------
Other comprehensive income (loss)	   (472)	    154	     20
						-------	-------	-------
Comprehensive income (loss)		$  (433)	$   816	$(2,615)
						-------	-------	-------
						-------	-------	-------
See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                              Common   Common   Capital in  Cumulative
                              Stock    Stock    Excess of   Translation
(in thousands)                Shares   Amount   Par Value   Adjustment

December 31, 1995            4,047    $1,347   $23,528          $(39)
Restricted stock activity       15         5       211             -
Shares issued upon exercise
 of options                     18         5       139             -
Shares issued for employee
 stock purchase plan            11         4        84             -
Tax benefit from exercise
 of stock options                -         -        14             -
Translation adjustments          -         -         -           (56)
Minimum pension liability        -         -         -             -
Dividends                        -         -         -             -
Net loss                         -         -         -             -

December 31, 1996            4,091    $1,361   $23,976          $(95)
Restricted stock activity        3         1        69             -
Shares issued upon exercise
 of options                      3         1        45             -
Shares issued for employee
 stock purchase plan             9         3        58             -
Tax benefit from exercise
 of stock options                -         -         7             -
Translation adjustments          -         -         -          (228)
Minimum pension liability        -         -         -             -
Dividends                        -         -         -             -
Net income                       -         -         -             -

December 31, 1997            4,106    $1,366   $24,155         $(323)
Restricted stock activity      200        66       565             -
Shares issued upon exercise
 of options                      1         -         3             -
Shares issued for employee
 stock purchase plan             4         2        38             -
Translation adjustments          -         -         -          (472)
Dividends                        -         -         -             -
Net income                       -         -         -             -

December 31, 1998            4,311    $1,434   $24,761         $(795)


				    			          Minimum
				    Retained	Treasury  Pension
				    Earnings	Stock	    Liability   Total

December 31, 1995           $31,119       $(3,649)       $(458) $51,848
Restricted stock activity         -             -            -      216
Shares issued upon exercise
 of options                       -             -            -      144
Shares issued for employee
 stock purchase plan              -             -            -       88
Tax benefit from exercise
 of stock options                 -             -            -       14
Translation adjustments           -             -            -      (56)
Minimum pension liability         -             -           76       76
Dividends                    (1,205)            -            -   (1,205)
Net loss                     (2,635)            -            -   (2,635)

December 31, 1996           $27,279       $(3,649)       $(382) $48,490
Restricted stock activity         -             -            -       70
Shares issued upon exercise
 of options                       -             -            -       46
Shares issued for employee
 stock purchase plan              -             -            -       61
Tax benefit from exercise
 of stock options                 -             -            -        7
Translation adjustments           -             -            -     (228)
Minimum pension liability         -             -          382      382
Dividends                    (1,219)            -            -   (1,219)
Net income                      662             -            -      662

December 31, 1997           $26,722       $(3,649)        $  -  $48,271
Restricted stock activity         -             -            -      631
Shares issued upon exercise
 of options                       -             -            -        3
Shares issued for employee
 stock purchase plan              -             -            -       40
Translation adjustments           -             -            -     (472)
Dividends                    (1,223)            -            -   (1,223)
Net income                       39             -            -       39

December 31, 1998           $25,538       $(3,649)        $  -  $47,289


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

December 31,				1998		1997
(in thousands except for share amounts)

ASSETS
Current Assets:
 Cash and cash equivalents		$ 1,598	$ 2,363
 Accounts receivable, less
  allowances of $3,240
  ($2,782 in 1997)			 16,158	 15,170
 Inventories				 19,122	 20,859
 Deferred tax assets			  3,016	  2,857
 Other current assets			  1,453	  1,680
Total current assets			 41,347	 42,929
Notes receivable				  2,578	  2,364
Property, plant and equipment, net	  9,492	 12,483
Other assets				  1,744	  3,581
Patents and other intangible assets	  2,307	  2,600
Cost in excess of net assets
 acquired					 22,766	 26,807
						-------	-------
						$80,234	$90,764
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Notes payable				$   600	$     -
 Current maturities of long-term
  debt					  1,616	  2,793
 Accounts payable				  2,116	  2,717
 Salaries, wages and related
  benefits					  1,696	  2,087
 Accrued liabilities			  3,386	  2,838
 Income taxes payable			  1,122	    437
Total current liabilities		 10,536	 10,872
Long-term debt				 21,143	 29,761
Deferred liabilities			  1,266	  1,860
Commitments and contingent liabilities
 (Note 12)
Stockholders' Equity:
 Preferred stock - $1.00 par value:
  Authorized - 1,000,000 shares
 Common stock - $.33 1/3 par value:
  Authorized - 10,000,000 shares
  Outstanding - 1998 - 4,310,967
  and 1997 - 4,106,240 shares		  1,434	  1,366
 Capital in excess of par value	 24,761	 24,155
 Treasury stock at cost - 1998
  and 1997 - 277,760 shares		 (3,649)	 (3,649)
 Retained earnings			 25,538	 26,722
 Accumulated other comprehensive
  income					   (795)	   (323)
Total stockholders' equity		 47,289	 48,271
						-------	-------
						$80,234	$90,764

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the year ended December 31,	1998		1997		1996
(in thousands)
Operating activities:

Net income (loss)				$   39	$   662	$(2,635)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
Depreciation and amortization		  4,933	  5,408	  4,853
Loss on sale of assets			  1,500	      -	  2,335
Write-down of note receivable           870         343           -
Foreign exchange (gain) loss		      -	     (5)	     21
Compensation related to stock awards    630	     77	    215
Increase in deferred
 income taxes				   (894)        (37)	 (1,531)
(Increase) decrease in operating assets:
 Accounts receivable			   (988)	    669	    322
 Inventory					    485	 (2,267)	  5,311
 Other assets				    602	  1,841	   (476)
(Decrease) increase in operating liabilities:
 Accounts payable				   (601)	 (1,215)	    819
 Salaries, wages and related benefits,
  accrued and deferred liabilities	    129	 (1,535)	    545
 Income taxes payable			    685	     58	   (930)
						 ------	-------	-------
Net cash provided by
 operating activities			 $7,390	 $3,999	 $8,849

Investing activities:

Additions to property, plant and
 equipment, net				$(3,723)	$(2,649)	$(4,236)
Additions to cost in excess
 of assets acquired			    (10)	   (989)	      -
Proceeds from sale of assets		  5,375	  1,785	  1,750
Note receivable activity		    883	   (364)	   (370)
						-------	-------	-------

Net cash provided by (used for)
 investing activities			 $2,525	$(2,217)	$(2,856)

Financing activities:

Note payable activity			   $600	     $-	     $-
Long-term debt (repayment)
 borrowings					 (8,366)	   (211)	  3,541
Repayment
 of senior notes				 (1,429)	      -	(10,000)
Proceeds from stock options and
 employee stock purchases		     44	    107	    246
Dividends paid				 (1,223)	 (1,219)	 (1,205)
						 ------	-------	-------
Net cash used for
 financing activities			$(10,374)	$(1,323)	$(7,418)
Net (decrease) increase in cash
 and cash equivalents			   (459)	    459	 (1,425)
Cash and cash equivalents at
 beginning of year			  2,363	  1,981	  3,414
Effect of exchange rate on cash	   (306)	    (77)	     (8)
						 ------	-------	-------
Cash and cash equivalents at
 end of year				$ 1,598	 $2,363	$ 1,981
						-------	-------	-------
						-------	-------	-------

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share amounts)

1.  Nature of Operations

The Company manufactures and markets consumer durable goods with principal lines of business consisting of kitchen and household tools, precision cutting tools, kitchen cutlery and cookware. In addition, the Company sells products through a chain of manufacturer's retail outlet stores.

2.  Accounting Policies

Principles of Consolidation - The Consolidated Financial Statements include the accounts of General Housewares Corp. and its subsidiaries (the "Company"), all of which are wholly-owned. All intercompany transactions and balances are eliminated in consolidation.

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

Inventories - Inventories are stated at the lower of cost or market and at December 31 were comprised of the following:

						1998		1997
Raw materials				 $2,277	 $4,903
Work in process				    842	    609
Finished goods				 15,027	 15,504
						 ------	-------
						 18,146	 21,016
LIFO reserve				    976	   (157)
						 ------	-------
						$19,122	$20,859

Cost, at December 31, 1998 and 1997, is determined on a last-in, first-out
(LIFO) basis for approximately 57% and 76%, respectively, of the Company's inventories. The remaining inventories are costed on a first-in, first-out
(FIFO) basis.

Property, Plant and Equipment - Property, plant and equipment is recorded at cost and depreciated using the straight-line method based on useful lives of 20 to 30 years for buildings and improvements and 3 to 15 years for machinery and equipment. To the extent third parties are utilized in computer software and hardware implementation efforts, costs related to development and implementation of new software and hardware are capitalized and depreciated using the straight-line method based on a useful life of three years. Third-party training and consulting costs (related to pre-existing computer assets) are expensed as incurred. All costs specifically associated with modifying internal software and hardware for Year 2000 compliance are expensed as incurred.

Property, plant and equipment is as follows:

						1998		1997

	Land					   $387	   $648
	Buildings and improvements	  3,545	  6,944
	Machinery and equipment		 17,940	 24,640
						 ------	-------
						 21,872	 32,232
	Accumulated depreciation	(12,380)	(19,749)
						 ------	-------
						 $9,492	$12,483

Other Assets - On January 17, 1996, the Company sold a non-operating facility located in Hyannis, Massachusetts. The Company received cash of $1.3 million for the facility. The cash was used for working capital purposes. On December 31, 1997, the Company completed the sale of one of three remaining non-operating facilities for $1.8 million in cash and used part of the proceeds to prepay $1 million owed under a 12% note payable to the Estate of Ronald J. Gangelhoff arising from the Company's purchase of Chicago Cutlery, Inc. (CCI) in 1988, with the remaining proceeds used for working capital purposes. In January of 1998, the Company completed the sale of a second non-operating facility for $489 in cash, which was also used for working capital purposes. On February 17, 1999, the Company sold the third non-operating facility for approximately $150 in cash. The proceeds received on each of these sales approximated the net book value of the asset sold. Other assets also include prepaid pension expense.

Intangible Assets - The cost in excess of net assets acquired is amortized using the straight-line method over periods ranging from 10 to 40 years. Other intangible assets arising from acquisitions are included in patents and other intangible assets and are amortized using the straight-line method over periods of 5 to 15 years. Amortization of intangible assets was approximately $1,395 in 1998 ($1,781 in 1997 and $1,789 in 1996). In
connection with the sale of assets related to the Company's enamelware cookware business as discussed in Note 3, the Company wrote off $2.8 million of cost in excess of net assets acquired. Accumulated amortization was $10,080 and $10,131 at December 31, 1998 and 1997, respectively. The Company assesses the recoverability of costs in excess of net assets acquired based on undiscounted future cash flows. Except for the aforementioned write-off related to the sale of the Company's enamelware cookware business, no write-downs of such costs were incurred for the periods ended December 31, 1998, 1997 or 1996.

Deferred Liabilities - Deferred liabilities include deferred income taxes and deferred compensation.

Financial Instruments - Realized and unrealized gains and losses on foreign currency contracts used to purchase inventory with no firm purchase commitments are recognized currently in net income as they do not qualify as hedges for accounting purposes. Realized and unrealized gains and losses on forward contracts used to purchase inventories for which the Company has firm purchase commitments are accounted for as hedges and recognized in income when related inventory is sold. In cases where firm purchase commitments exist, effects of recognition are presented with the item being hedged (inventories) for cash flow purposes.

Earnings per Share - FAS No. 128, "Earnings per Share", was adopted for the year ended December 31, 1997, and retroactively applied to the prior years presented. While options to purchase common shares were outstanding during each of the years presented, the options' exercise price was greater than the average market price in most cases, resulting in no difference between diluted earnings per share and basic earnings per share calculations. In addition, restricted stock, for which vesting periods had not lapsed, were not significant enough to result in a difference between diluted and basic earnings per share. There were no other reconciling items between basic and diluted earnings per share.

Currency Translation - The net assets of foreign operations are translated into U.S. dollars using year-end exchange rates. Revenue and expenses are translated at average exchange rates during the reporting period.

Advertising - The Company participates in cooperative advertising programs with certain customers related to products being promoted. In addition, the Company conducts consumer advertising programs designed to highlight product features and build brand awareness. Advertising expense related to the programs is expensed as incurred and was $3,318, $3,603 and $3,644 for the periods ended December 31, 1998, 1997 and 1996, respectively.

Reclassification - Certain 1996 and 1997 amounts have been reclassified to conform with the 1998 presentation.

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

3.  Restructuring Charges

On January 4, 1996, the Company announced its intention to exit its cast iron and cast aluminum businesses ("Sidney Division"). A purchase agreement to sell the assets of the Sidney Division, effective August 1, 1996, was executed whereby the Company received consideration of $4,000 in the form of a cash payment of $450, a note receivable of $3,000, and the purchaser's assumption of certain liabilities. The consideration was received in exchange for certain assets of the Sidney Division, as well as licenses to use associated brand names and trademarks. The note receivable was discounted to a net present value of $2,707 with a scheduled principal payment of $1,000 due July 31, 1999, and subsequent quarterly payments of $125 commencing October 31, 1999, through July 31, 2003. The estimated net realizable value of this note receivable at December 31, 1998 and 1997, was $1.5 million and $2.4 million, respectively. Interest income related to the note is recorded when cash is received. Related amounts were not significant for the years ended December 31, 1998, 1997 or 1996. As a result of this sale agreement, the Company recorded, in 1996, as a component of selling, general and administrative expenses, a charge against earnings of $3,198 ($400 of which relates to loss on curtailment of the Sidney Division defined benefit pension plans). A benefit of $928 was recorded in cost of sales as a result of the reversal of the Sidney Division LIFO reserve offset by other inventory loss reserves. Net sales of the Sidney Division were $4,159 in 1996. The loss from operations (including cooperative advertising, warehousing and direct marketing expenses, but excluding restructuring charges and allocation of corporate overhead expenses) of the Sidney
Division was $1,496 in 1996.

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

In 1997, the Company initiated cost reduction activities including the elimination of 32 positions that had supported a variety of selling, general and administrative functions and the planned first quarter 1998 relocation of its primary distribution center. Severance related wages and benefits of $826 were recorded as a charge to selling, general and administrative expense as a result of the initiatives in 1997. All severance related payments were made in 1997 and 1998.

On March 31, 1998, the Company sold its enamelware cookware business (Enamelware Division). In exchange for the sale to Columbian Home Products, LLC (the "Buyer") of certain assets related to the Enamelware Division, including property, plant and equipment and inventories as well as associated brand names and trademarks, the Company received consideration consisting of a cash payment of $4.9 million and a Promissory Note (the "Note") in the principal amount of $1.3 million. The Note carries an interest rate of 9%, and calls for principal and interest payments to be offset against the payments due the Buyer from the Company pursuant to a seven-year lease whereby the Company will continue to occupy its current headquarters located within the Enamelware Division facility. As a result of the sale, the Company has recorded, in 1998, as a component of selling, general and administrative expense, a charge against earnings of $1,500. This net, non-cash charge consisted of the following components:

Excess of consideration received over net book value
  of tangible assets sold					 $2,100
Non-cash charges:
  Goodwill write-off						 (2,800)
  Defined benefit plan pension curtailment		   (800)
									-------
Loss on sale							$(1,500)
									-------
									-------

The defined benefit plan pension curtailment remains as a reduction to non-current assets at December 31, 1998.

Net sales of the Enamelware Division were $2,362, $14,145 and $16,508 in the years ended December 31, 1998, 1997 and 1996, respectively. Income from operations of the Enamelware Division (including cooperative advertising, warehousing, goodwill amortization and direct marketing expenses, but excluding restructuring charges and allocation of corporate overhead charges) was $191, $2,278 and $3,752 in 1998, 1997 and 1996, respectively.

4.  Acquisitions

Effective June 25, 1997, the Company acquired two product lines for $689, in cash, that became part of the Company's Precision Cutting Tools Segment. The acquisition was accounted for as a purchase. The net assets purchased, the purchase price and pro forma results of operations, as if combined throughout the preceding periods, were not material. Related cost in excess of assets acquired from the acquisition of $587 is being amortized over 15 years.

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

5.  Debt

Long-term and short-term debt includes the following:

December 31,				1998		1997

Long-term bank Credit Agreement	$14,000	$21,000
8.41% senior notes payable
 in equal annual installments
 commencing 1998 through 2004		  8,572	 10,000
12% subordinated note payable
 in equal annual installments
 commencing 1996 through 2000		    187	  1,190
Deferred payment obligation due
 in quarterly installments of $125
 from January, 1995, through September,
 1998 (discounted at 6%)		      -	    364
Short-term bank note payable		    600	      -
						 ------	-------
						 23,359	 32,554
Less current maturities and
 short-term debt				  2,216	  2,793
						 ------	-------
Long-term debt				$21,143	$29,761

At December 31, 1998 and 1997, all of the Company's debt outstanding was unsecured.

The long-term bank debt outstanding at December 31, 1998, relates to a Credit Agreement with three banks, dated November 13, 1996, consisting of an aggregate commitment of $45,000 of which $17 was reserved for letters of credit at December 31, 1998. This credit agreement, with an original expiration date of December 31, 1999, was renewed during 1998 for an additional one-year period. The Credit Agreement, which now expires on December 31, 2000, may be renewed, under certain circumstances, for an additional one-year period. Drawings under the Credit Agreement are priced at the banks' Prime or LIBOR with spreads based on an incentive formula. At December 31, 1998, the Company could borrow under the Credit Agreement at Prime of 7.75% or LIBOR plus 1.5%. The interest rates on outstanding amounts at December 31, 1998, ranged from 6.7% to 7.0%. Commitment fees of .375% of the unused balance on the line of credit are included in interest expense.

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

Terms of the Credit Agreement and the Senior Notes require, among other things, that the Company maintain certain minimum financial ratios. In addition, the agreements provide for limits on dividends, certain investments and lease commitments. At December 31, 1998, the Company was in compliance with all covenants contained in the Credit Agreement and Senior Notes.

The 12% subordinated note payable is due the Estate of the former principal owner of CCI. The Estate is a significant stockholder of the Company. The principal balance of the note was reduced by $3 and $21 in 1998 and 1997, respectively, as an offset to payments made with regard to the environmental remediation program discussed in Note 12. The terms of this note allow the Company to prepay the note in whole or in part, without penalty.

The Deferred Payment Obligation was incurred in connection with the acquisition, in 1994, of the assets of the Normandy enamel on steel cookware business of National Housewares, Inc.

The short-term bank note payable relates to a $1 million revolving line with one bank. The line is used for short-term working capital requirements, carries an interest rate at the bank's prime rate (7.75% at December 31, 1998), and expires on April 30, 1999.

Terms of the Deferred Payment Obligation and the Subordinated Note provide for the right of offset upon the occurrence of certain events.

Aggregate long-term debt principal payments for the five years subsequent to December 31, 1998, are as follows:

   1999		$ 2,216
   2000		 15,427
   2001		  1,429
   2002		  1,429
   2003		  1,429
   Later years	  1,429

Cash paid during 1998 for interest, net of cash received, was $2,277 (1997 - $2,706; 1996 - $2,538). Of this amount, $142, $417 and $579 consisted of amounts paid to related parties in 1998, 1997 and 1996, respectively.

6.  Common Stock and Rights

Common stock, at December 31, 1998, included 226,093 shares reserved for outstanding stock options.

In November 1998, the Company effected a dividend distribution of one Right for each outstanding share of common stock. Under certain circumstances, each Right may be exercised to purchase 1/100th of a share of Series A Junior Participating Preferred Stock, at a purchase price of $40, subject to adjustment to prevent dilution. Each preferred share fraction is designed to be equivalent in voting and dividend rights to one share of common stock.
The Rights may only be exercised after a person acquires, or has the right to acquire, 21% or more of the common stock or makes an offer for 30% or more of the common stock. Each Right entitles the holder (other than the acquiree) to purchase common stock of the Company having a market value equal to twice the exercise price of a Right. The Rights, which do not have voting rights and do not entitle the holder to dividends, expire on February 27, 2009, and may be redeemed by the Company prior to their being exercisable at a price of $.01 per Right.

7.  Stock Plans

At December 31, 1998, the Company had two stock plans which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan and its stock purchase plan. Had compensation cost for the Company's stock plans been determined, based on the fair value at the grant dates for transactions under those plans, consistent with the method of FAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss and net loss per share for 1996 and net income and net income per share for 1998 and 1997 would have been adjusted to the pro forma amounts indicated below:

					1998		1997		1996
Income (loss) from
 continuing operations:
   As reported			$   39	$  662	$(2,016)
   Pro forma			$  (55)	$  571	$(2,152)
Income (loss) per share
 (basic and diluted) from
 continuing operations:
   As reported			$ 0.01	$ 0.17	$ (0.54)
   Pro forma			$(0.01)	$ 0.15	$ (0.57)

The risk-free rate used in pro forma calculations is the yield, on the grant date, of a U.S. Treasury Strip with a maturity date equal to the expected term of the option. The expected life of vested stock options used in the calculation is five years with no assumed forfeiture. The volatility assumption utilized, (32.81% and 34.28% in 1997 and 1996, respectively), was developed using the Company's historical stock price with future dividend activity assumed to be consistent with 1997 activity. No stock options were granted in 1998.

The Company maintains a fixed stock plan for key employees which provides for the granting of options or awards of restricted stock until February 1, 2007. All stock options vest within three years of the date of grant with a maximum option term of ten years. A summary of transactions under the plan follows:

					Restricted			Stock
					Stock Shares		Options
								Shares	Wtd. Avg.
										Price
Outstanding December 31, 1995  17,500		303,770	$11.98
Granted during 1996		 15,268		 44,500	 10.39
Canceled during 1996		      -		 (7,550)	 13.12
Released or exercised
 during 1996			 (9,500)		(18,434)	  7.84
Outstanding December 31, 1996  23,268		322,286	$11.97
Granted during 1997		      -		 77,250	 10.50
Canceled during 1997		      -	     (128,739)	 11.43
Released or exercised
 during 1997			 (8,000)		 (6,667)	  7.13
Outstanding December 31, 1997	 15,268		264,130	$11.88
Granted during 1998		200,750		      -	     -
Canceled during 1998		 (4,268)		(37,704)	 10.94
Released or exercised
 during 1998			 (4,000)		   (333)	 10.50
Outstanding December 31, 1998	207,750		226,093	$12.04


Options granted under the plan provide for the issuance of common stock at not less than 100% of the fair market value on the date of grant. When options are exercised, proceeds received are credited to common stock and capital in excess of par value. Stock options were exercised at $10.50 per share in 1998. Of the options outstanding at December 31, 1998, 87,917 were granted at prices ranging from $9.25 to $10.50 per share, while 138,176 were granted at prices ranging from $12.00 to $14.00 per share. The weighted average remaining contractual lives for the ranges are 5.93 years and 3.12 years, respectively. Options for 161,176 shares were exercisable at December 31, 1998. The weighted average price of these exercisable shares was $12.69.

Restricted stock granted under the plan is subject to restrictions relating to continuous employment or other relationships. Unearned compensation is recorded at the date of restricted stock awards based on the market value of shares at the award date and is amortized over the vesting period of awards. Related unearned compensation, which is netted with capital in excess of par value on the Consolidated Balance Sheet and Consolidated Statement of Stockholders' Equity, was $1,455 as of December 31, 1998.
Total amortization of unearned compensation expense was $630 in 1998. The vesting period for restricted stock awards outstanding at December 31, 1998, extends through January 1, 2002. The weighted average price of restricted stock at the date of grant was $10.19 and $8.57 for 1998 and 1996, respectively.

On July 1, 1992, the Company introduced its Employee Stock Purchase Plan.
The plan, administered by a Committee appointed by the Board of Directors, is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code. The Employee Stock Purchase Plan provides that shares of the Company's Common Stock will be purchased at the end of each calendar quarter with funds deducted from the payroll of eligible employees. Employees receive a bargain purchase price equivalent to 90% of the lower of the opening or closing stock price of each calendar quarter. Dividends paid to the Employee Stock Purchase Plan fund are reinvested in the fund to buy additional shares. At December 31, 1998, the balance in the plan consisted of 19,234 shares of General Housewares Corp. Common Stock (24,343 shares in 1997).

8.  Employee Benefit Plans

In 1996 and 1997, the Company sponsored four defined benefit pension plans. Two of the plans covered union employees at the Sidney Division, and one of the plans covered union employees at the Enamelware Division. The Sidney Division was sold in 1996 and the Enamelware Division was sold in 1998. All three of the plans related to divested operations were retained by the Company but ceased accruing service cost at the date of sale.
Subsequent to the asset sales, assets and liabilities of the three plans related to divested operations were merged with an existing plan which historically covered substantially all of the Company's non-union employees.

As of December 31, 1998, the Company's sponsorship of defined benefit plans was limited to the one merged plan. Pension benefit formulas remain distinct to the four previous plans and are related to agreed-upon payment schedules which, in general, are based on final average pay or fixed amount per year of service. It is the Company's policy to fund at least the minimum amounts required by applicable regulations. In 1998, the Company adopted FAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". Related disclosures have been modified accordingly. The standard does not change the measurement or recognition of employee benefit plans.

The change in benefit obligation for the plan is as follows:


								1998	      1997

Benefit obligation at beginning of year			$22,323     $21,356
Service cost							    433	    709
Interest cost							  1,573	  1,510
Actuarial loss (gain)						  1,098	   (104)
Benefits paid					 		(1,425)	 (1,148)
									-------	 -------

Benefit obligation at end of year				$24,002	 $22,323
									-------	 -------
									-------	 -------

The change in fair value of assets and funded status for the plan is as follows:

									1998		1997

Fair value of plan assets at beginning of year		$25,857	$20,639
Actual return on plan assets					  5,103	  6,366
Benefits paid							 (1,425)	 (1,148)
									-------	-------
Fair value of plan assets at end of year			$29,535	$25,857
									-------	-------

Funded status                       	             $5,533	 $3,534
Unrecognized transition asset                            (411)       (548)
Unrecognized actuarial gain                            (4,165)     (1,505)
Unrecognized prior service cost                           153       1,080
                 							-------	-------
Prepaid benefit cost                                   $1,110      $2,561
            							-------	-------
	            						-------	-------

The weighted average assumptions as of December 31 were as follows:

									1998	   1997     1996

Discount rate							7.00%	   7.25%   7.25%
Expected return on plan assets				9.00%	   9.00%   9.00%
Rate of compensation increase					4.00%	   4.00%   4.00%

The components of net periodic benefit cost were as follows:

							1998		1997		1996

Service cost					$  433	$  600	$  544
Interest cost					 1,573	 1,510	 1,302
Expected asset return				(1,696)	(1,590)	(1,435)
Prior service cost amortization		    92	   163	   143
Recognized net actuarial loss			   244	   367	   241
Transition asset amortization			  (137)	  (137)	  (121)
							-------	-------	-------
Net periodic benefit cost			$  509	$  913	$  674
							-------	-------	-------
							-------	-------	-------

In addition to the defined benefit plan described above, the Company also sponsors a 401(k) plan for all full-time employees. The Company matches a portion of each employee contribution. The Company's contribution expense was $195 in 1998 ($275 in 1997 and $297 in 1996).

The Company maintains a non-qualified, unfunded deferred compensation plan for certain key executives, providing payments upon retirement. The present value of the deferred compensation is included in deferred liabilities.

9.  Income Taxes

The components of the provision for income taxes were as follows:

					1998		1997		1996
Current income tax expense:
  Federal				$   588	$   347	$   134
  State				     82	     45	     90
  Foreign				    895	    718	    471
					-------	-------	-------
Total current income tax
 expense				  1,565	  1,110	    695
Deferred income tax
 (benefit) expense:
  Federal				   (802)	     18	 (1,390)
  State				    (89)	    (51)	   (141)
  Foreign				     56	    (12)	     (6)
					 ------	-------	-------
Total income tax expense
 (benefit) before
 extraordinary item		    730	  1,065	   (842)

Current income tax benefit on
 extraordinary item		      -	      -	   (269)
					 ------	-------	--------

Total income tax
 expense (benefit)		$   730	$ 1,065	$(1,111)

A reconciliation between taxes from continuing operations computed at the federal statutory tax rate and the Company's consolidated effective tax rate were as follows:

					1998		1997		1996
Computed tax at
 federal statutory rate		$   261	$   587	$  (972)
State income taxes, net of
 federal income tax benefit	     54	     30	    (99)
Amortization of excess
 purchase price			    199	    198	    199
Tax effects attributable
 to foreign operations		    144	    126	     77
Miscellaneous items		     72	    124	    (47)
					 ------	-------	-------
Total income tax expense
 (benefit) before
 extraordinary item		$   730	$ 1,065	$  (842)

Deferred tax assets (liabilities) were comprised of the following at December
31:

						1998		1997

Gross deferred tax assets:
Accounts receivable allowances	$  820	$   570
Inventory reserves			   873	    669
Vacation					    44	    160
Foreign tax credit			   280	    280
Package design costs			   116	    211
Note receivable reserves		   371	     17
Reserve for environmental		    50	     40
Other, miscellaneous			   775	    958
						------	-------
Gross deferred tax assets		$3,329	$ 2,905

Gross deferred tax liabilities:
Property, plant and equipment		$ (323)	$  (327)
Pension					   (31)	   (521)
Other, miscellaneous			  (190)	   (166)
						------	-- -----
Gross deferred tax liabilities	$ (544)	$(1,014)

Net deferred tax assets			$2,785	$ 1,891
						------	------
						------	------

Cash paid for income taxes during 1998 was $987 (1997-$741; 1996-$87).

The Internal Revenue Service is reviewing the Company's tax return for the year ended December 31, 1996. The Company does not expect this review to have a significant impact on future results of operations.

10.  Operating Leases

The Company leases warehouses, administrative offices, computer equipment and retail outlet store space. Certain of the retail store leases provide for contingent rental payments, generally based on the sales volume of the applicable retail unit. All leases in which the Company is engaged are classified as operating leases.

Future minimum annual lease payments under these operating leases, the majority of which have initial or remaining non-cancelable lease terms in excess of one year, were as follows at December 31, 1998:

   1999		$2,042
   2000		 1,581
   2001		 1,346
   2002		 1,172
   2003		   478
Later years		   837

Certain leases require payments of real estate taxes, insurance, repairs and other charges. Total rental expense was $2,290 in 1998 (1997-$2,018; 1996- $1,797).

11.  Fair Value of Financial Instruments

FAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of information about the fair value of certain financial instruments for which it is practical to estimate that value. The fair value of the Company's notes receivable is determined by calculating the present value of expected future cash receipts associated with these instruments.
The fair value of the Company's long-term debt is determined by calculating the present value of expected future cash outlays associated with the debt instruments. The discount rate used for both calculations is equivalent to the estimated current rate attainable for notes and debt of similar maturities. Based on the calculations performed, the Company has determined that fair value approximates carrying value for its financial instruments.

12.  Commitments and Contingent Liabilities

The Company is currently involved with private parties and state agencies in the review and evaluation, or remediation, of four sites posing potential or identified environmental contamination problems. Based on information currently available, management's best estimate (based on an undiscounted calculation) of probable remediation costs, recorded as a liability, is $285 at December 31, 1998 ($480 at December 31, 1997), which aggregate amount management believes will be paid out during the course of the next five years. Within a range of reasonably possible environmental cleanup liabilities established on the basis of current information, the recorded liability represents substantially all of the currently estimable maximum loss that has been identified by the Company and its environmental advisors. Based on provisions in the stock purchase agreement related to the acquisition of Chicago Cutlery, Inc., the Company has recovered approximately $1,113 previously expended on the mandated remediation of hazardous wastes generated at the Antrim, New Hampshire, manufacturing site (the "Antrim Site") previously owned by Chicago Cutlery, Inc., through an offset to amounts owed to the holders of the 12% subordinated note ($813 related to principal payments and $300 related to interest payments - see
Note 5). Based on the opinion of legal counsel, the Company considers it probable that it will retain such amounts. The holders of the 12% subordinated note have not agreed to such offset. While neither the timing nor the amount of the ultimate costs associated with environmental matters can be accurately determined, management does not expect that these matters will have a material effect on the Company's consolidated financial position, results of operations and cash flow.

13.  Segment Information

In 1998, the Company adopted FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". FAS No. 131 supersedes FAS No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

The Company is organized based on product lines which have distinct brand names and are managed as autonomous marketing units. The Company evaluates performance and allocates resources to segments based on divisional operating income. Divisional operating income is calculated by deducting direct operating expenses from gross profit. Direct operating expenses include certain marketing, warehousing, cooperative advertising, and administrative charges (intangible amortization and royalty charges) that are structured for divisional tracking or are consistently allocated to the divisional level. General marketing overhead expenses, selling costs and general corporate overhead expenses are allocated to the divisional level from time to time, but, in general, are not used to make operating decisions and assess performance. These costs are excluded from divisional operating income. Assets that are identifiable for segment reporting purposes include inventories, property, plant and equipment, patents and other intangible assets and cost in excess of net assets acquired.

The Company has identified the following segments as reportable segments for purposes of applying FAS No. 131: Kitchen and Household Tools (K&HT), Precision Cutting Tools (PCT), Kitchen Cutlery (CUT), Cookware (COOK), Retail Outlet Stores (RET) and Other Housewares-Related Products (OTHER).

The table below presents information about reported segments for the three years ended December 31:

1998					K&HT		PCT		CUT		COOK
Net sales				$ 38,445	$ 18,746	$ 28,049	$  2,362
Divisional operating income	$ 12,077	$  7,452	$  7,418	$    191
Depreciation and
  amortization expense		$  1,127	$    442	$  1,888	$    193
Total identifiable assets	$ 11,037	$ 10,857	$ 26,166	$      -
Identifiable capital
  expenditures		      $  2,389	$    148	$    795	$     10

1998					RET		OTHER		TOTAL
Net sales				$  7,139	$  2,290	$ 97,031
Divisional operating income	$  1,464	$    169	$ 28,771
Depreciation and
  amortization expense		$    283	$     45	$  3,978
Total identifiable assets	$  1,713	$  1,188	$ 50,961
Identifiable capital
  expenditures		      $     45	$    131	$  3,518

1997					K&HT		PCT		CUT		COOK
Net sales				$ 30,930	$ 18,063	$ 29,580	$ 14,145
Divisional operating income	$ 10,894	$  6,365	$  8,403	$  2,278
Depreciation and
  amortization expense		$    991	$    402	$  1,885	$    849
Total identifiable assets	$ 12,125	$ 10,171	$ 28,078	$  7,297
Identifiable capital
  expenditures		      $    715	$     46	$  1,028	$    287


1997					RET		OTHER		TOTAL
Net sales				$  8,830	$  2,983	$104,531
Divisional operating income	$    995	$    308	$ 29,243
Depreciation and
  amortization expense		$    347	$      3	$  4,477
Total identifiable assets	$  1,869	$    713	$ 60,253
Identifiable capital
  expenditures                $    280	$     15	$  2,371

1996					K&HT		PCT		CUT		COOK
Net sales				$ 21,687	$ 16,231	$ 34,309	$ 21,851
Divisional operating income	$  6,818	$  5,189	$  7,615	$  2,314
Depreciation and
  amortization expense		$    781	$    357	$  1,631	$  1,088
Total identifiable assets	$  8,363	$  9,780	$ 30,629	$  8,215
Identifiable capital
  expenditures		      $    440	$     28	$    656	$    793

1996					RET		OTHER		TOTAL
Net sales				$  9,445	$  1,956	$105,479
Divisional operating income	$  2,011	$    261	$ 24,208
Depreciation and
  amortization expense		$    383	$      -	$  4,240
Total identifiable assets	$  2,296	$  1,717	$ 61,000
Identifiable capital
  expenditures		      $      -	$     15	$  1,932

A reconciliation of total segment information to total consolidated financial information for the three years ended December 31, 1998, 1997 and 1996 is as follows:
							1998		1997		1996
Divisional operating income			$28,771	$29,243	$24,208
Unallocated corporate S,G&A			 25,703	 24,767	 24,315
Income (loss) before interest and taxes	  3,068	  4,476	   (107)
Unallocated interest expense			  2,299	  2,749	  2,751
Income (loss) before income			-------	-------	-------
  taxes and extraordinary item		$   769	$ 1,727	$(2,858)
							-------	-------	--------
							-------	-------	--------
							1998		1997		1996
Identifiable assets				$50,961	$60,253	$61,000
Accounts receivable				 16,158	 15,170	 15,823
Other unallocated assets			 13,115	 15,341	 18,456
							-------	-------	-------

Total consolidated assets			$80,234	$90,764	$95,279
							-------	-------	-------
							-------	-------	-------
							1998		1997		1996
Segment depreciation and
  amortization					$3,978	$4,477	$4,240
Unallocated information systems and
  corporate facility depreciation		   955	   931	   613
							------	------	-------
Total consolidated depreciation
  and amortization				$4,933	$5,408	$4,853
							------	------	------
							------	------	------

							1998		1997		1996
Identifiable capital expenditures		$3,518	$2,371	$1,932
Unallocated corporate capital
  expenditures					   205	   278	 2,304
							------	------	------
Total consolidated capital
  expenditures					$3,723	$2,649	$4,236
							------	------	------
							------	------	------

The Company allocates warehouse expense as well as depreciation related to warehouse operations to segments based on shipping and storage volume.

Of the total revenues derived by the Precision Cutting Tools Segment, $7,697, $7,562 and $6,298 relate to an operating division in Canada for the years ended December 31, 1998, 1997 and 1996, respectively. Divisional operating income from this operating division was $3,117, $2,846 and $2,224 for the years ended December 31, 1998, 1997 and 1996, respectively.

14.  Financial Instruments

The Company purchases inventory in Japanese yen to support its precision cutting tool division. During 1998, the Company entered into forward currency exchange contracts to manage its exposure against the Japanese currency. As of December 31, 1998, the contracts, which are held for purposes other than trading, mature over the next six months and cover inventory receipts of approximately $3.2 million. The Company is exposed to loss in the event of non-performance by counter parties on foreign exchange contracts. The Company does not anticipate non-performance by any of those counter parties. The amount of this exposure is generally limited to unrealized (or deferred) gains on the contracts. As of December 31, 1998, deferred gains and losses related to the instruments were not significant. Assuming no significant changes in the Company's treasury policies, the application of recently issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", will not have a material effect on the Company's financial position or operating income upon its implementation in the first quarter of 2000.


QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands of dollars except per share amounts)

Quarter ended		Dec. 31,	Sept. 30,	June 30,	March 31,
				1998		1998		1998		1998

Net sales			$27,640	$27,447	$20,900	$21,044
Gross profit		$13,347	$12,503	$ 8,593	$ 8,070
Net income (loss)		$ 1,562	$ 1,379	$  (201)	$(2,701)
Net income (loss) per
 common share -- basic	$  0.41	$  0.36	$ (0.05)	$ (0.71)
Net income (loss) per
 common share --
 diluted			$  0.39	$  0.35	$ (0.05)	$ (0.71)
Dividends per common
 share			$  0.08	$  0.08	$  0.08	$  0.08
Market price range:
  High			12 1/16	11 1/8	11 1/8     11 13/16
  Low				 7 3/4	 8 7/16	 9 3/8     10 3/8

Quarter ended		Dec. 31,	Sept. 30,	June 30,	March 31,
				1997		1997		1997		1997

Net sales			$31,026	$29,215	$23,415	$20,875
Gross profit		$12,574	$12,696	$ 8,567	$ 8,605
Net income (loss)		$   915	$   932	$  (491)	$  (694)
Earnings per common share
 (basic and diluted):
 Net income (loss)	$  0.24	$  0.24	$ (0.13)	$ (0.18)
Dividends per common
 share			$  0.08	$  0.08	$  0.08	$  0.08
Market price range:
  High			 10 1/2	 10 3/4	 10 1/8	 10 7/8
  Low				  8 3/4	  8 9/16	  8 1/2	  9 1/4


Restructuring charges incurred in 1997, as discussed in Note 3 to the consolidated financial statements, are reflected in results for the quarters ended September 30, 1997 and December 31, 1997.

As discussed in Note 3 to the consolidated financial statements, the Company sold the assets of its Enamelware Division, effective March 31, 1998. Related restructuring charges are reflected in results for the quarter ended March 31, 1998.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors of General Housewares Corp.

Our audits of the consolidated financial statements referred to in our report dated February 8, 1999, appearing in the 1998 Annual Report to Shareholders of General Housewares Corp. (which report and consolidated financial statements are incorporated in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 8, 1999

Item 9.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.

There have been no changes in or disagreements with the Company's independent accountants on accounting and financial disclosure.

PART III

The information required by Part III, Items 10, 11, 12 and 13 with respect to the directors and executive officers of the Company has been omitted because this information appears on pages 1 to 8 of the Company's definitive proxy statement which the Company expects to file with the Securities and Exchange Commission on or prior to March 29, 1999, and which is incorporated herein by reference, except with respect to the identification and business experience of executive officers required by Item 10, which is set forth under the caption "Executive Officers of the Company" in Part I of this Report. The Report of the Compensation Committee and the Performance Graph, which begin on page 9 and on page 11, respectively, of the Company's definitive proxy statement are not incorporated by reference.

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

5.	Rights Agreement dated as of November 10, 1998 (filed with the
Securities and Exchange Commission as an Exhibit 2a Registration Statement on Form 8-A, and incorporated herein by reference).

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

*10g.	Employment Agreement dated March 20, 1995, between the Company and John
C. Blackwell, relating, among other matters, to retirement and termination agreements.

*10h.	Employment Agreement dated July 3, 1995, between the Company and Gordon
H. Brown, relating, among other matters, to retirement and termination agreements.

*10i.	Employment Agreement dated November 11, 1995, between the Company and
Raymond J. Kulla, relating, among other matters, to retirement and termination agreements.

*10j.	Employment Agreement and Release of Claims dated January 19, 1999, between the Company and John C. Blackwell.

11.	Computation of earnings per share.

21.	Subsidiaries of the registrant.

23.	Consent of PricewaterhouseCoopers LLP, independent accountants, to the incorporation by reference constituting part of Registration Statements on Form S-8 (Nos. 33-33328, 2-77798 and 33-48336) of their report dated February 8, 1999.

99.	Audited financial statements of the Company's Employee Stock Purchase
Plan.


*Represents a contract, plan or arrangement pursuant to which compensation or benefits are provided to certain Executive Officers or Directors of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange
Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL HOUSEWARES CORP.

By	/s/Mark S. Scales							2/9/99
	Mark S. Scales							Date
	Vice President, Chief Financial Officer
	and Treasurer

By	/s/Bradley A. Kelsheimer					2/9/99
	Bradley A. Kelsheimer						Date
	Corporate Controller,
	Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Paul A. Saxton								2/9/99
Paul A. Saxton								Date
Chairman of the Board
President and Chief Executive Officer

/s/John A. Bricker, Jr.							2/9/99
John A. Bricker, Jr. - Director					Date

/s/Charles E. Bradley							2/9/99
Charles E. Bradley - Director						Date

/s/John S. Crowley							2/9/99
John S. Crowley - Director						Date

/s/Thomas L. Francis							2/9/99
Thomas L. Francis - Director						Date

/s/Joseph Hinsey IV							2/9/99
Joseph Hinsey IV - Director						Date

/s/Richard E. Lundin							2/9/99
Richard E. Lundin - Director						Date

/s/Ann Manix								2/9/99
Ann Manix - Director							Date

/s/Phillip A. Ranney							2/9/99
Phillip A. Ranney - Director						Date

EXHIBIT 10j - BLACKWELL
EMPLOYMENT AGREEMENT AND RELEASE OF CLAIMS


This Employment Agreement and Release of Claims has been entered into by and between John Blackwell ("Employee") and General Housewares Corp. ("Company").

Background

Employee has served as an employee of Company, and he currently serves as Company's Vice President - Sales and Marketing. Because of changes in Company's business activities, Employee and Company agree that Company will not need the services of Employee in his capacity as Vice President - Sales and Marketing after June 30, 1999. Employee and Company wish to enter into this Agreement to provide for (i) Employee's continued employment as Vice President - Sales and Marketing through June 30, 1999, (ii) Employee's employment as a consultant from July 1, 1999, through June 30, 2000, and
(iii) termination of Employee's employment on June 30, 2000. For purposes of this Agreement, the terms defined in Paragraph 16, when capitalized, shall have the meanings given to them therein.

In consideration of the premises, Company and Employee agree as follows:

Agreement

1.	If Employee (i) signs and dates this Agreement and submits it to
Company as provided herein not later than twenty-one (21) days after this Agreement is provided to Employee, (ii) complies with the other requirements of this Agreement, and (iii) does not provide written revocation of this Agreement to Company within the seven (7) day revocation period referred to in Paragraph 10, Company shall provide the compensation and benefits described herein.

2.	Subject to the terms of this Paragraph, Employee's employment as Vice
President - Sales and Marketing shall continue through June 30, 1999 ("Basic Employment Period"). For the period from the effective date of this Agreement through June 30, 1999, Employee shall continue to be compensated at the base salary rate of $178,000 per year. Payment pursuant to the preceding provisions of this Paragraph 2 shall be made in accordance with Company's standard payroll practices and shall be subject to applicable tax withholding. During the Basic Employment Period, Employee shall continue to participate in Company's retirement and group insurance plans (including Company's executive health program) pursuant to the terms of those plans and shall be entitled to use the Company-provided automobile that he was using on the effective date of this Agreement. In addition, Employee shall continue to be considered an employee of Company within the meaning of any stock option plan pursuant to which he has been issued options that are outstanding on the date of this Agreement. Company shall not have the right to terminate Employee's employment before the end of the Extended Employment Period described in Exhibit A hereto.

3.	On June 30, 1999, Employee shall cease to serve as Vice President -
Sales and Marketing. From July 1, 1999, through June 30, 2000 ("Extended Employment Period"), Employee shall be employed by Company as a consultant; provided, however, Employee's employment during the Extended Employment Period shall be contingent on his (i) remaining in the employment of Company throughout the entire Basic Employment Period, (ii) compliance with the terms of this Agreement, (iii) execution of the Separation Agreement and Release of Claims ("Separation Agreement") attached as Exhibit A during the period specified therein and expiration of the revocation period in the Separation Agreement without such revocation occurring, and (iv) compliance with all terms and conditions set out in the Separation Agreement. The terms of Employee's employment during the Extended Employment Period are specified in the Separation Agreement. If Employee complies with the provisions of this Paragraph, Company shall pay the compensation and benefits as provided for in the Separation Agreement.

4.	Except as provided in Paragraph 5, if Employee voluntarily terminates his employment with Company before the end of the Basic Employment Period for a reason other than Company's failure to comply with the terms hereof, Company's obligation to make payments pursuant to Paragraph 2 shall cease.
If Employee dies during the Basic Employment Period, (i) Company shall continue the base salary provided for in Paragraph 2 to Employee's surviving wife until the earlier of (A) June 30, 2000, or (B) her death; (ii) Company shall pay Employee's surviving wife a nonqualified monthly survivor's benefit from July, 2000, through the earlier of (A) June, 2002, or (B) her death, equal to the monthly benefit that Participant would have received (as a combined benefit under the Company's qualified pension plan and the General Housewares Corp. Supplemental Executive Retirement Plan ("SERP", beginning as of July 1, 2002, if he had terminated employment on the day before his death and elected to receive his retirement benefit as a joint and 100% survivor annuity for him and his wife, and (iii) Company shall pay Employee's surviving wife a monthly supplemental survivor's benefit, beginning July 1, 2002, and continuing for her life equal to the excess of the amount determined under the preceding clause (ii) over the combined monthly amount that Participant's surviving wife would receive under Company's qualified pension plan and the SERP, if paid as a life annuity beginning on July 1, 2002 (as adjusted pursuant to the following sentence). The benefit described in clause (iii) of the preceding sentence shall be reduced (but not below zero) by the actuarial value (using the actuarial factors in effect under Company's qualified pension plan on the date of Employee's death) of any Company-provided group life insurance benefit payable on account of Employee's death. Company may, in its complete discretion, pay the present actuarial value (using the factors referred to in the preceding sentence) of the death benefit payable to Employee's wife pursuant to clause (iii) above as an immediate lump sum payment rather than a monthly payment.

5.	Notwithstanding the preceding provisions of this Agreement, if a Change of Control occurs after the effective date of this Agreement, and during the Basic Employment Period or during the 21 day period following the Basic Employment Period during which Employee may execute the Separation Agreement, Company terminates Employee's employment for any reason or Employee terminates his employment for Good Reason, Company shall make the following payments and provide the following benefits:

a.	Company shall continue to pay Employee's base compensation at the rate provided for in Paragraph 2 through June 30, 2000. If Employee dies before June 30, 2000, Company shall continue to make such payments to Employee's surviving wife until the earlier of (i) June 30, 2000, or (ii) his surviving wife's death.

b.	Company shall continue to provide for Employee until the earlier of (i)
June 30, 2000, or (ii) his death the benefits provided for active full-time executive employees under Company's retirement and group insurance plans (including Company's executive health program), as in effect immediately before the Change of Control. Group medical insurance coverage provided pursuant to the preceding sentence shall include coverage for Employee's wife on the same terms as if Employee were an active full-time executive employee. If Company is unable to provide such benefits through its retirement and group insurance plans, it shall provide such benefits outside of its plans. Moreover, Company shall continue to treat Employee as an employee under any stock option plan of Company pursuant to which Employee has options that are outstanding on the effective date of this Agreement until the earlier of (i) June 30, 2000, or (ii) his death. If Company is unable to provide the benefit described in the preceding sentence because of the terms of such stock option plans, it shall provide the same benefit outside of such plans. For the period beginning with termination of group medical coverage provided pursuant to the preceding provisions of this Subparagraph (b) and continuing until Employee and his wife have either reached the eligibility age for Medicare coverage or died, Company shall make available to Employee and his wife the group medical coverage available for active executive employees, provided that Employee and his wife pay for such coverage at the same rate that they would be required to pay if they were paying for continuation coverage under COBRA.

c.	Company shall continue to provide for Employee's use of the Company-
provided automobile used by Employee immediately before the Change of Control until the earlier of (i) termination of the lease for such automobile in May, 2000, or (ii) Employee's death.

d.	Beginning July, 2000, and continuing through June, 2002, Company shall pay Employee a monthly nonqualified retirement benefit equal to the combined monthly benefit that would have been payable to Employee under Company's qualified pension plan and the SERP if he had worked for Company for the salary provided herein (including Exhibit A) through June 30, 2000; had terminated employment on June 30, 2000; and had begun to receive his retirement benefit on July 1, 2002, in the form of a life and 100% survivor annuity for him and his wife. If Employee dies before July 1, 2002, Company shall continue the monthly benefit described in the preceding sentence to Employee's surviving wife through the earlier of (i) June, 2002, or (ii) her death. In addition, Employee's surviving wife shall be entitled to the post-June, 2002, supplemental survivor's benefits described in Paragraph 4(iii).
In calculating the benefits payable pursuant to this Subparagraph (d), all changes to Company's qualified pension plan and SERP after the effective date of this Agreement shall be disregarded to the extent that they adversely affect such benefits.

6.	Employee shall, upon Company's reasonable request, deliver to Company any and all materials relating to Company's business, including without limitation all confidential information, keys, business notes, credit cards, memoranda, devices, and documents. Employee shall not retain or deliver to any person other than a Company officer any photocopies, facsimiles, computer records, or other records or reproductions of such materials.

7.	Employee shall not, during the Basic Employment Period, use for himself or others or divulge or convey to others any secret or confidential information, knowledge, or data of Company or of third parties obtained by him during his employment with Company. Such information includes but is not limited to procedures and processes, the identity and capabilities of Company's suppliers, the identity, needs, preferences, and requirements of Company's customers, marketing and cost information, and other information not generally known that would be of value to Company's current or future competitors. This Paragraph supplements and does not supersede Employee's obligations under statute or common law to protect Company's trade secrets and confidential information. The use or attempted use of confidential information in violation of this Paragraph would cause irreparable harm to Company. Company shall be entitled to obtain immediate injunctive relief without notice in the form of a temporary restraining order, preliminary injunction, or permanent injunction against Employee to enforce the terms of this Paragraph. Company shall not be required to post any bond or other security and shall not be required to demonstrate any actual injury or damage to obtain such injunctive relief.

8.	In consideration of Company's agreement to make payments and provide benefits as described herein, Employee releases and discharges Company; all of its officers, directors, agents, insurers, and employees; any employee benefit plan maintained by Company; and any agent or fiduciary of any such plan (all together, "Released Persons") from any and all claims or actions of any kind directly or indirectly related to or in any way connected with his employment with Company or the termination thereof ("Released Claims"). Employee gives this release regardless of whether the Released Claims are known or unknown. Employee further agrees that he will not initiate or participate as a party in any lawsuit or claim against a Released Person based on or relating to any of the Released Claims. The Released Claims include, but are not limited to, those based on allegations of wrongful discharge and/or breach of contract and those alleging discrimination on the basis of race, color, sex, religion, national origin, age, handicap, or disability under Title VII of the Civil Rights Act of 1964, the Age Discrimination in Employment Act of 1967, the Rehabilitation Act of 1973, the Equal Pay Act of 1963, the Americans with Disabilities Act of 1990, the Civil Rights Act of 1991, or any other federal, state, or local law, rule, or regulation. The Released Claims do not include claims that arise after the date on which Employee signs this Agreement or relate to Employee's benefits under Company's qualified pension plan or SERP.

9.	Employee agrees that if this Agreement is ever held to be invalid or unenforceable (in whole or in part) as to any particular type of claim or as to any particular circumstances, it shall remain fully valid and enforceable as to all other claims and circumstances. Employee agrees that he will return the amounts paid and the value of benefits provided pursuant to this Agreement before asserting or bringing any actions or claims that are not released because of the invalidity or unenforceability of this Agreement. Employee also agrees that if he files or participates as a party in a lawsuit based upon a Released Claim, he will return the amounts paid and the value of benefits provided pursuant to this Agreement and pay all costs and expenses (including attorneys' fees) incurred by Released Persons in defending against the claim.

10.	Employee acknowledges that he has been given a period of twenty-one
(21) days within which to consider this Agreement and that he has been advised to consult with an attorney before signing it. Employee understands that he may revoke this Agreement by providing notice of revocation to Company within seven (7) days after the date he signs the Agreement and that the Agreement will not become effective or enforceable until the seven (7) day revocation period has expired. If Employee does not notify the Company of his revocation as provided herein within such seven (7) day revocation period, this Agreement shall become effective.

11.	This Agreement shall be considered to have been submitted to Company on the earlier of the date it is received by Company's General Counsel at 1536 Beech Street, Terre Haute, IN 47804 or the date it is mailed by first class U.S. mail, return receipt requested, to such person at the address specified above. Revocation of this Agreement shall be considered to have been submitted to Company when received by Company's General Counsel at the address indicated in the preceding sentence or upon telephonic notice to Company's General Counsel at (812) 232-1000.

12.	Company may withhold from any payment hereunder amounts that Company deems necessary to satisfy federal, state, or local tax withholding requirements.

13.	This Agreement may be amended only by the written agreement of the parties hereto.

14.	This Agreement shall be construed, administered, and enforced in accordance with the provisions of Indiana law, except where such law is preempted by federal law.

15.	This Agreement shall be binding on Company's successors and assigns.

16.	For purposes of this Agreement, the following terms shall have the meanings specified below:

a.	 "Change of Control" means one of the following events:

i.	if any person becomes the beneficial owner, directly or indirectly, of securities of Company representing 30% or more of the combined voting power of Company's then outstanding securities, excluding any person who becomes such a beneficial owner in connection with a transaction described in clause iii(A) below;

ii.	if the following individuals cease for any reason to constitute a majority of the number of individuals then serving as directors of Company: individuals who, on the effective date of this Agreement, are serving as directors and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of Company) whose appointment or election by the Board or nomination for election by Company's stockholders was approved or recommended by a vote of at least two-thirds of the directors then still in office who either were directors on the effective date of this Agreement or whose appointment, election, or nomination for election was previously so approved or recommended;

iii.	if there is consummated a merger or consolidation of Company with any other corporation, other than (A) a merger or consolidation which would result in the voting securities of Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof), in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of Company or any subsidiary of Company, at least 70% of the combined voting power of the securities of Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (B) a merger or consolidation effected to implement a recapitalization of Company (or similar transaction) in which no person is or becomes the beneficial owner, directly or indirectly, of securities of Company (not including in the securities beneficially owned by such person any securities acquired directly from Company or its affiliates other than in connection with the acquisition by Company or its affiliates of a business) representing 30% or more of the combined voting power of Company's then outstanding securities; or

iv.	if the Company's shareholders approve a plan of complete liquidation or dissolution of Company or there is consummated an agreement for the sale or disposition by Company of all or substantially all of Company's assets, other than a sale or disposition by Company of all or substantially all of Company's assets to an entity, at least 70% of the combined voting power of the voting securities of which are owned by shareholders of Company in substantially the same proportions as their ownership of Company immediately prior to such sale.

Notwithstanding the foregoing, a "Change of Control" shall not be deemed to have occurred by virtue of the consummation of a transaction or series of integrated transactions immediately following which the record holders of the common stock of Company immediately prior to such transaction or series of transactions continue to have substantially the same proportionate ownership in any entity which owns all or substantially all of the assets of Company immediately following such transaction or series of transactions.

b.	"Good Reason" means the occurrence (without Employee's express written consent) after the Change of Control of any one of the following acts by
Company:

i.	a reduction by Company of Employee's base salary;

ii.	a reduction by Company of Employee's benefits; or

iii.	removal by Company of Employee from any position in which he is serving on the effective date of the Change of Control to a subordinate position.

Employee's continued employment shall not constitute consent to, or a waiver of rights with respect to, any act constituting Good Reason hereunder.

17.	Any dispute or controversy arising under or in connection with this
Agreement shall be conclusively settled by arbitration in Terre Haute, Indiana, by a panel of three arbitrators (selected in accordance with this Paragraph) in accordance with the rules of the American Arbitration Association then in effect. The panel of arbitrators shall be selected as follows: each of Company and Employee shall select one arbitrator, and the two arbitrators selected by the parties shall select the third arbitrator. If any arbitration occurs with respect to a dispute arising before a Change of Control, the parties shall share equally in the costs of the arbitration. If an arbitration occurs with respect to a dispute arising after a Change of Control, Company shall pay the entire costs of the arbitration and, if Employee prevails, shall reimburse Employee for all legal fees and expenses incurred in connection with the arbitration. Judgment may be entered on the arbitrators' award in any court having jurisdiction.

18.	Employee represents that he has read this Agreement, fully understands each and every provision, and signs it voluntarily. Employee further acknowledges that in consideration of agreeing to accept the payments and benefits specified herein, he is giving up possible administrative and/or legal claims. Employee acknowledges that he has not been offered any consideration other than the consideration described herein for signing this Agreement, that he has not relied on any oral representation or promise, and that this Agreement represents the complete agreement between the parties relating to his employment and the termination thereof. This Agreement shall, upon its effective date, supersede all prior employment agreements between Company and Employee, including any agreements related to Employee's rights upon a change of control; provided, however, this Agreement shall not reduce Employee's rights under the SERP.

EMPLOYEE	GENERAL HOUSEWARES CORP.



By:

Title:
Date:

EXHIBIT A
SEPARATION AGREEMENT AND RELEASE OF CLAIMS


This Separation Agreement and Release of Claims has been entered into by and between John Blackwell ("Employee") and General Housewares Corp. ("Company").

Background

Employee served as Company's Vice President - Sales and Marketing until June 30, 1999, at which time Employee's employment in that position terminated. Employee and Company wish for Employee to continue in Company's employment for the period specified herein and subject to the terms hereof. For purposes of this Agreement, the terms defined in Paragraph 15, when capitalized, have the meanings given to them therein.

In consideration of the premises, Company and Employee agree as follows:

Agreement

1.	If Employee (i) signs and dates this Agreement and submits it to
Company as provided herein after June 30, 1999, and before July 21, 1999,
(ii) complies with the other requirements of this Agreement, and (iii) does not provide written revocation of this Agreement to Company within the seven
(7) day revocation period referred to in Paragraph 9, Company shall provide the compensation and benefits described herein; provided, however, Company's obligations hereunder shall be subject to satisfaction of the conditions and contingencies set forth in the Employment Agreement and Release of Claims to which this Agreement is an Exhibit.

2.	Subject to the terms of this Paragraph, Employee shall be employed as a consultant during the period beginning July 1, 1999, and ending June 30, 2000 ("Extended Employment Period"). During the Extended Employment Period, Employee shall perform such services for Company as mutually agreed to by Company and Employee from time to time, but (except as otherwise expressly provided herein), Employee shall not be precluded from performing services for another employer. Employee shall not be required to reside in Terre
Haute, Indiana, during any part of the Extended Employment Period. If the consulting services agreed to by Employee and Company during the Extended Employment Period require that Employee travel more than 50 miles from his residence, Company shall reimburse Employee for his travel expenses. Company shall not have the right to terminate Employee's employment for any reason before the end of the Extended Employment Period. Throughout the Extended Employment Period, Company shall provide Employee with the following compensation and benefits:

a.	Company shall pay Employee a base salary at the rate of $178,000 per year, in accordance with Company' standard payroll practices and subject to applicable tax withholding.

b.	Employee shall continue to participate in Company's retirement and group insurance plans (including Company's executive health program) according to the terms of such plans as if he were a regular full-time executive employee, regardless of the hours actually worked during any particular month of the Extended Employment Period. In addition, Employee shall continue to be considered an employee of Company within the meaning of any stock option plan pursuant to which he has been issued options that are outstanding on June 30, 1999.

c.	Employee may continue to use the Company-provided automobile that he is using on the effective date of this Agreement during that portion of the Extended Employment Period ending upon expiration of the lease for such automobile.

At the end of the Extended Employment Period, Employee's employment shall terminate, and Company shall have the following obligations:

a.	Beginning July, 2000, and continuing through June, 2002, Company shall pay Employee a monthly nonqualified retirement benefit equal to the combined monthly benefit that would have been payable to Employee under Company's qualified pension plan and the SERP if he had worked for Company for the salary provided herein through June 30, 2000; had terminated employment on June 30, 2000; and had begun to receive his retirement benefit on July 1, 2002, in the form of a life and 100% survivor annuity for him and his wife.
If Employee dies before July 1, 2002, Company shall continue the monthly benefit described in the preceding sentence to Employee's surviving wife through the earlier of (i) June, 2002, or (ii) her death. In addition, Employee's surviving wife shall be entitled to the post-June, 2002, supplemental survivor's benefits described in Paragraph 3(iii). In calculating the benefits payable pursuant to this Subparagraph (a), all changes to Company's qualified pension plan and SERP after the effective date of the Employment Agreement and Release of Claims to which this Agreement is an Exhibit shall be disregarded to the extent that they adversely affect such benefits.

b.	For the period beginning July 1, 2000, and continuing until Employee and his wife have either reached the eligibility age for Medicare coverage or died, Company shall make available to Employee and his wife the group medical coverage available for active executive employees, provided that Employee and his wife pay for such coverage at the same rate that they would be required to pay if they were paying for continuation coverage under COBRA.

	3.	If Employee dies during the Extended Employment Period, (i)
Company shall continue the base salary provided for in Paragraph 2 to Employee's surviving wife until the earlier of (A) June 30, 2000, or (B) her death; (ii) Company shall pay Employee's surviving wife a nonqualified monthly survivors benefit from July, 2000, through the earlier of (A) June, 2002, or (B) her death, equal to the monthly benefit that Participant would have received (as a combined benefit under the Company's qualified pension plan and the General Housewares Corp. Supplemental Executive Retirement Plan ("SERP"), beginning as of July 1, 2002, if he had terminated employment on the day before his death and elected to receive his retirement benefit as a joint and 100% survivor annuity for him and his wife, and (iii) Company shall pay Employee's surviving wife a monthly supplemental survivor's benefit, beginning July 1, 2002, and continuing for her life equal to the excess of the amount determined under the preceding clause (ii) over the combined monthly amount that Participant's surviving wife would receive under Company's qualified pension plan and the SERP, if paid as a life annuity beginning on July 1, 2002 (as adjusted pursuant to the following sentence). The benefit described in clause (iii) of the preceding sentence shall be reduced (but not below zero) by the actuarial value (using the actuarial factors in effect under Company's qualified pension plan on the date of Employee's death) of any Company-provided group life insurance benefit payable on account of Employee's death. Company may, in its complete discretion, pay the present actuarial value (using the factors referred to in the preceding sentence) of the death benefit payable to Employee's wife pursuant to clause (iii) above as an immediate lump sum payment rather than a monthly payment.

	4.	Notwithstanding the preceding provisions of this Agreement, if a
Change of Control occurs after the effective date of this Agreement, and Company terminates Employee's employment for any reason during the Extended Employment Period, Company shall make the following payments and provide the following benefits:

a.	Company shall continue to pay Employee's base compensation at the rate of $178,000 per year through June 30, 2000. If Employee dies before June 30, 2000, Company shall continue to make such payments to Employee's surviving wife until the earlier of (i) June 30, 2000, or (ii) his surviving wife's death.

b.	Company shall continue to provide for Employee until the earlier of (i)
June 30, 2000, or (ii) his death the benefits provided for active full-time executive employees under Company's retirement and group insurance plans (including Company's executive health program), as in effect immediately before the Change of Control. Group medical insurance coverage provided pursuant to the preceding sentence shall include coverage for Employee's wife on the same terms as if Employee were an active full-time executive employee. If Company is unable to provide such benefits through its retirement and group insurance plans, it shall provide such benefits outside of its plans. Moreover, Company shall continue to treat Employee as an employee under any stock option plan of Company pursuant to which Employee has options that are outstanding on June 30, 1999, until the earlier of (i) June 30, 2000, or (ii) his death. If Company is unable to provide the benefit described in the preceding sentence because of the terms of such stock option plans, it shall provide the same benefit outside of such plans. For the period beginning with termination of group medical coverage provided pursuant to the preceding provisions of this Subparagraph (b) and continuing until Employee and his wife have either reached the eligibility age for Medicare coverage or died, Company shall make available to Employee and his wife the group medical coverage available for active executive employees, provided that Employee and his wife pay for such coverage at the same rate that they would be required to pay if they were paying for continuation coverage under COBRA.

c.	Company shall continue to provide for Employee's use of the Company-
provided automobile used by Employee immediately before the Change of Control until the earlier of (i) termination of the lease for such automobile in May, 2000, or (ii) Employee's death.

d.	Beginning July, 2000, and continuing through June, 2002, Company shall pay Employee a monthly nonqualified retirement benefit equal to the combined monthly benefit that would have been payable to Employee under Company's qualified pension plan and the SERP if he had worked for Company for the salary provided herein through June 30, 2000; had terminated employment on June 30, 2000; and had begun to receive his retirement benefit on July 1, 2002, in the form of a life and 100% survivor annuity for him and his wife.
If Employee dies before July 1, 2002, Company shall continue the monthly benefit described in the preceding sentence to Employee's surviving wife through the earlier of (i) June, 2002, or (ii) her death. In addition, Employee's surviving wife shall be entitled to the post-June, 2002, supplemental survivor's benefits described in Paragraph 3(iii). In calculating the benefits payable pursuant to this Subparagraph (d), all changes to Company's qualified pension plan and SERP after the effective date of the Employment Agreement and Release of Claims to which this Agreement is an Exhibit shall be disregarded to the extent that they adversely affect such benefits.

5.	Employee shall, upon Company's reasonable request, deliver to Company any and all materials relating to Company's business, including without limitation all confidential information, keys, business notes, credit cards, memoranda, devices, and documents. Employee shall not retain or deliver to any person other than a Company officer any photocopies, facsimiles, computer records, or other records or reproductions of such materials.

6.	Employee shall not, during the Extended Employment Period, use for himself or others or divulge or convey to others any secret or confidential information, knowledge, or data of Company or of third parties obtained by him during his employment with Company. Such information includes but is not limited to procedures and processes, the identity and capabilities of Company's suppliers, the identity, needs, preferences, and requirements of Company's customers, marketing and cost information, and other information not generally known that would be of value to Company's current or future competitors. This Paragraph supplements and does not supersede Employee's obligations under statute or common law to protect Company's trade secrets and confidential information. The use or attempted use of confidential information in violation of this Paragraph would cause irreparable harm to Company. Company shall be entitled to obtain immediate injunctive relief without notice in the form of a temporary restraining order, preliminary injunction, or permanent injunction against Employee to enforce the terms of this Paragraph. Company shall not be required to post any bond or other security and shall not be required to demonstrate any actual injury or damage to obtain such injunctive relief.

7.	In consideration of Company's agreement to make payments and provide benefits as described herein, Employee releases and discharges Company; all of its officers, directors, agents, insurers, and employees; any employee benefit plan maintained by Company; and any agent or fiduciary of any such plan (all together, "Released Persons") from any and all claims or actions of any kind directly or indirectly related to or in any way connected with his employment with Company or the termination thereof ("Released Claims"). Employee gives this release regardless of whether the Released Claims are known or unknown. Employee further agrees that he will not initiate or participate as a party in any lawsuit or claim against a Released Person based on or relating to any of the Released Claims. The Released Claims include, but are not limited to, those based on allegations of wrongful discharge and/or breach of contract and those alleging discrimination on the basis of race, color, sex, religion, national origin, age, handicap, or disability under Title VII of the Civil Rights Act of 1964, the Age Discrimination in Employment Act of 1967, the Rehabilitation Act of 1973, the Equal Pay Act of 1963, the Americans with Disabilities Act of 1990, the Civil Rights Act of 1991, or any other federal, state, or local law, rule, or regulation. The Released Claims do not include claims that arise after the date on which Employee signs this Agreement or relate to Employee's benefits under Company's qualified pension plan or SERP.

8.	Employee agrees that if this Agreement is ever held to be invalid or unenforceable (in whole or in part) as to any particular type of claim or as to any particular circumstances, it shall remain fully valid and enforceable as to all other claims and circumstances. Employee agrees that he will return the amounts paid and the value of benefits provided pursuant to this Agreement before asserting or bringing any actions or claims that are not released because of the invalidity or unenforceability of this Agreement. Employee also agrees that if he files or participates as a party in a lawsuit based upon a Released Claim, he will return the amounts paid pursuant to this Agreement and pay all costs and expenses (including attorneys' fees) incurred by Released Persons in defending against the claim.

9.	Employee acknowledges that he has been given a period of twenty-one
(21) days within which to consider this Agreement and that he has been advised to consult with an attorney before signing it. Employee understands that he may revoke this Agreement by providing notice of revocation to Company within seven (7) days after the date he signs the Agreement and that the Agreement will not become effective or enforceable until the seven (7) day revocation period has expired. If Employee does not notify Company of his revocation as provided herein within such seven (7) day revocation period, this Agreement shall become effective.

10.	This Agreement shall be considered to have been submitted to Company on the earlier of the date it is received by Company's General Counsel at 1536 Beech Street, Terre Haute, IN 47804 or the date it is mailed by first class U.S. mail, return receipt requested, to such person at the address specified above. Revocation of this Agreement shall be considered to have been submitted to Company when received by Company's General Counsel at the address indicated in the preceding sentence or upon telephonic notice to Company's General Counsel at (812) 232-1000.

11.	Company may withhold from any payment hereunder amounts that Company deems necessary to satisfy federal, state, or local tax withholding requirements.

12.	This Agreement may be amended only by the written agreement of the parties hereto.

13.	This Agreement shall be construed, administered, and enforced in accordance with the provisions of Indiana law, except where such law is preempted.

14.	This Agreement shall be binding on Company's successors and assigns.

15.	For purposes of this Agreement, "Change of Control" means one of the following events:

a.	if any person becomes the beneficial owner, directly or indirectly, of securities of Company representing 30% or more of the combined voting power of Company's then outstanding securities, excluding any person who becomes such a beneficial owner in connection with a transaction described in clause c(i) below;

b.	if the following individuals cease for any reason to constitute a majority of the number of individuals then serving as directors of Company: individuals who, on the effective date of this Agreement, are serving as directors and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of Company) whose appointment or election by the Board or nomination for election by Company's stockholders was approved or recommended by a vote of at least two-thirds of the directors then still in office who either were directors on the effective date of this Agreement or whose appointment, election, or nomination for election was previously so approved or recommended;

c.	if there is consummated a merger or consolidation of Company with any other corporation, other than (i) a merger or consolidation which would result in the voting securities of Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof), in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of Company or any subsidiary of Company, at least 70% of the combined voting power of the securities of Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (ii) a merger or consolidation effected to implement a recapitalization of Company (or similar transaction) in which no person is or becomes the beneficial owner, directly or indirectly, of securities of Company (not including in the securities beneficially owned by such person any securities acquired directly from Company or its affiliates other than in connection with the acquisition by Company or its affiliates of a business) representing 30% or more of the combined voting power of Company's then outstanding securities; or

d.	if the Company's shareholders approve a plan of complete liquidation or dissolution of Company or there is consummated an agreement for the sale or disposition by Company of all or substantially all of Company's assets, other than a sale or disposition by Company of all or substantially all of Company's assets to an entity, at least 70% of the combined voting power of the voting securities of which are owned by shareholders of Company in substantially the same proportions as their ownership of Company immediately prior to such sale.

	Notwithstanding the foregoing, a "Change of Control" shall not be deemed to have occurred by virtue of the consummation of a transaction or series of integrated transactions immediately following which the record holders of the common stock of Company immediately prior to such transaction or series of transactions continue to have substantially the same proportionate ownership in any entity which owns all or substantially all of the assets of Company immediately following such transaction or series of transactions.

16.	Any dispute or controversy arising under or in connection with this
Agreement shall be conclusively settled by arbitration in Terre Haute, Indiana, by a panel of three arbitrators (selected in accordance with this Paragraph) in accordance with the rules of the American Arbitration Association then in effect. The panel of arbitrators shall be selected as follows: each of Company and Employee shall select one arbitrator, and the two arbitrators selected by the parties shall select the third arbitrator. If any arbitration occurs with respect to a dispute arising before a Change of Control, the parties shall share equally in the costs of the arbitration. If an arbitration occurs with respect to a dispute arising after a Change of Control, Company shall pay the entire costs of the arbitration and, if Employee prevails, shall reimburse Employee for all legal fees and expenses incurred in connection with the arbitration. Judgment may be entered on the arbitrators' award in any court having jurisdiction.

17.	Employee represents that he has read this Agreement, fully understands each and every provision, and signs it voluntarily. Employee further acknowledges that in consideration of agreeing to accept the payments and benefits specified herein, he is giving up possible administrative and/or legal claims. Employee acknowledges that he has not been offered any consideration other than the consideration described herein for signing this Agreement, that he has not relied on any oral representation or promise, and that this Agreement represents the complete agreement between the parties relating to his employment and the termination thereof. This Agreement supersedes all prior employment agreements between Company and Employee, including any agreements related to Employee's rights upon a change of control; provided, however, this Agreement shall not reduce Employee's rights under the SERP.

EMPLOYEE							GENERAL HOUSEWARES CORP.

/s/  John Blackwell					/s/  Paul A. Saxton,
President


Date:	January 19, 1999					Date:	January 19, 1999


EXHIBIT 11

COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE

					1998			1997			1996
Net Income (loss)			$  39,000		$ 662,000
	$(2,635,000)

Shares:
Weighted average number of
 shares of common stock
 outstanding			3,822,655		3,809,896		 3,759,089

Shares assumed issued (less
 shares assumed purchased
 for treasury) on stock
 options and restricted stock	   92,319		       36		        -

Outstanding shares for
 diluted earnings per
 share calculation		3,914,974		3,809,932		 3,759,089

Earnings per common
 shares basic and
 fully diluted			$    0.01		$    0.17		$    (0.70)

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

Subsidiary							State or Country Incorporated

General Housewares Export Corporation		U.S. Virgin Islands

Chicago Cutlery, Inc.					Florida

Chicago Cutlery etc., Inc.				Indiana

General Housewares of Canada Inc.			Quebec, Canada

EXHIBIT 23

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-33328, 2-77798 and 33-48336) of General Housewares Corp., of our report dated February 8, 1999, appearing on page ---
-
of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule which appears in this Form 10-K.

PricewaterhouseCoopers LLP
Indianapolis, Indiana
March ----, 1999

EX-27
ART. 5 FDS FOR 10-K

[ARTICLE]                                            5
[CIK]                                       0000040643
[NAME]                        GENERAL HOUSEWARES CORP.
[MULTIPLIER]                                     1,000
[CURRENCY]                                U.S. DOLLARS

[PERIOD-TYPE]                             YEAR
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-START]                             JAN-01-1997
[PERIOD-END]                               DEC-31-1997
[EXCHANGE-RATE]                            1
[CASH]
[SECURITIES]                               0
[RECEIVABLES]
[ALLOWANCES]
[INVENTORY]
[CURRENT-ASSETS]
[PP&E]
[DEPRECIATION]
[TOTAL-ASSETS]
[CURRENT-LIABILITIES]
[BONDS]                                    0
[PREFERRED-MANDATORY]                      0
[PREFERRED]                                0
[COMMON]
[OTHER-SE]
[TOTAL-LIABILITY-AND-EQUITY]
[SALES]
[TOTAL-REVENUES]
[CGS]
[TOTAL-COSTS]
[OTHER-EXPENSES]
[LOSS-PROVISION]
[INTEREST-EXPENSE]
[INCOME-PRETAX]
[INCOME-TAX]
[INCOME-CONTINUING]
[DISCONTINUED]                             0
[EXTRAORDINARY]                            0
[CHANGES]                                  0
[NET-INCOME]
[EPS-PRIMARY]
[EPS-DILUTED]

Report of Independent Accountants

February 8, 1999

To the Participants and Administrative Committee of
General Housewares Corp. Employee Stock Purchase Plan

In our opinion, the accompanying statements of financial condition and of income and changes in plan equity present fairly, in all material respects, the financial condition of General Housewares Corp. Employee Stock Purchase Plan at December 31, 1998 and 1997, and the changes in its financial condition for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

EMPLOYEE STOCK PURCHASE PLAN
STATEMENT OF FINANCIAL CONDITION

                                               December 31,
                                             1998        1997

Plan Assets
Investments in employer's securities
(cost, 1998 - $166,970; 1996 - $219,061)     $230,808     $ 255,602
                                             ---------    ---------
Liabilities and Plan Equity
Liabilities                                  $      -     $       -
Plan equity                                  $230,808     $ 255,602
                                             ---------    ---------
STATEMENT OF INCOME AND CHANGES IN PLAN EQUITY

Year Ended                                             December 31,
                                              1998       1997        1996

Dividend income                              $  6,046     $ 7,014    $  6,262
Administrative expenses                          (244)       (304)
(284)
                                              -------     -------    --------

Net dividend income                             5,802       6,710       5,978
Realized (loss) gain on investments            (6,537)     (2,680)     12,521
Unrealized appreciation in investments         38,554      27,046      24,226

Participant contributions                      34,275      51,758      84,861

Participant distributions                     (96,888)    (47,280)
(62,365)
                                              -------     -------     -------

Net (decrease) increase in plan equity        (27,794)     35,554      65,221

Plan equity at beginning of period            255,602     220,048     154,827
                                              -------     -------     -------

Plan equity at end of period                 $230,808    $255,602    $220,048
                                             -------     --------    --------

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

Stock Purchases

First Chicago Trust Company of New York (known as "Equiserve" effective January 1, 1997), the Custodian for the Plan, will purchase the Company's common stock either (1) in the open market, (2) from an employee desiring to dispose of his/her shares pursuant to the Plan or (3) from the Company. The Company will pay all brokerage fees on all purchases of common stock under the Plan.

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

Withdrawals

An employee may withdraw part or all of his/her account balance at any time by giving written notice to the Plan. At December 31, 1998, approximately 2,820 shares of common stock had not been distributed to employees terminated in the third and fourth quarter of 1998.

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

3.  Investments

At December 31, 1998 and 1997, investments were comprised of 19,234 and 24,343 shares, respectively, of General Housewares
Corp. Common Stock.  The closing market price on December 31,
1998 and 1997 was $12.00 and $10.50 per share, respectively. Realized loss for 1998 and 1997 is calculated as follows:

                            For the            For the
                            Year Ended         Year Ended
                            December 31, 1998  December 31, 1997

Cost (using a FIFO basis)   $92,360            $56,104

Unrealized appreciation
(depreciation) recognized
in prior years               11,065             (6,144)
                            -------            -------
                            103,425             49,960

Sales proceeds               96,888             47,280
                            -------            -------

Realized loss recognized
in current year             $(6,537)            $(2,680)
                            -------             -------

4.  Federal Income Taxes

The Plan is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code. As a result, participants are not subject to any tax at the time of the purchase of the Company's common stock at a discount. A favorable letter of determination has not been requested or obtained from the Internal Revenue Service.

March 18, 1999

Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, DC  20549

Dear Sirs:

Pursuant to regulations of the Securities and Exchange Commission submitted herewith for filing on behalf of General Housewares Corp. is the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. This filing is being effected by direct transmission to the Commission's EDGAR System.

Very truly yours,

Raymond J. Kulla
General Counsel and Secretary