Form 10-Q
period 1999-03-31
GENERAL HOUSEWARES CORP
filed 1999-05-14
CIK 40643

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1999

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

Class of Common Stock                Outstanding at April x-x-x, 1999

$.33-1/3 Par Value                          x-x-x-x-x-x-

GENERAL HOUSEWARES CORP.
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Condensed Statements of Operations and Retained Earnings
  Three months ended March 31, 1999 and 1998

Consolidated Statements of Comprehensive Income (Loss)
  Three months ended March 31, 1999 and 1998

Consolidated Condensed Balance Sheets
  March 31, 1999 and December 31, 1998

Consolidated Condensed Statements of Cash Flows
  Three months ended March 31, 1999 and 1998

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

                                               For the three months
                                                 ended March 31,
                                                    (Unaudited)
                                                1999          1998
Net sales                                       $24,874       $21,044
Cost of goods sold                               14,538        12,974
                                                -------       -------
Gross profit                                     10,336         8,070
Non-recurring charges                             1,980         1,500
Selling, general and
 administrative expenses                          9,141         9,970
                                                -------       -------
Operating loss                                     (785)       (3,400)
Interest expense, net                               341           626
                                                -------       -------
Loss from operations before
 income tax benefit                              (1,126)       (4,026)
Income tax benefit                                 (473)       (1,325)
                                                 -------      -------
Net loss for the period                             (653)      (2,701)

Retained earnings, beginning of period            25,538       26,722

Less:  Dividends ($.08 per common share
 in 1998)                                             -           305
                                                 -------     --------

Retained earnings, end of period                 $24,885      $23,716

Basic loss per common share                 $ (0.17)       $(0.71)

Diluted loss per common share               $ (0.17)       $(0.71)

Weighted average shares outstanding                3,858         3,812
 (basic and diluted)

See notes to consolidated condensed financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

								For the three months
								  ended March 31,
								1999			1998
								    (Unaudited)

Net loss							$(653)		$(2,701)
Other comprehensive income,
  net of tax:
Foreign currency translation adjustments		  171			      6
								 ----			-------
Comprehensive loss					$(482)		$(2,695)

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                        As of
                                                March 31,    December 31,
                                                  1999          1998
                                                (Unaudited)
ASSETS

Current Assets:
Cash                                           $   861      $  1,598
Accounts receivable, less allowance of
$2,500 ($3,240 in 1998)                         17,016        16,158
Inventories                                     20,064        19,122
Deferred tax asset                               3,016         3,016
Other current assets                             1,116         1,453
Income taxes refundable                            445           -
                                               -------      --------

  Total current assets                          42,518        41,347

Notes receivable                                 1,013         2,578
Property, plant and equipment, net               9,326         9,492
Other assets                                     1,072         1,744
Patents and other intangible assets              2,514         2,307
Cost in excess of net assets acquired           22,589        22,766
                                               -------      --------
Total Assets                                   $79,032       $80,234

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt           $ 1,616      $  1,616
Notes payable                                        -           600
Accounts payable                                 1,915         2,116
Salaries, wages and related benefits             1,731         1,696
Accrued liabilities                              2,368         3,386
Income taxes payable                                 -         1,122
                                               -------     --------
  Total current liabilities                      7,630        10,536

Long-term debt                                  23,143        21,143
Deferred liabilities                             1,312         1,266
Stockholders' Equity:
Preferred stock - $1.00 par value:
 Authorized - 1,000,000 shares
Common stock - $.33-1/3 par value:
 Authorized - 10,000,000 shares
 Outstanding (including
  treasury stock) - 1999 - 4,311,611
 and 1998 - 4,310,967 shares                    1,436         1,434

Capital in excess of par value                 24,899        24,761
Treasury stock at cost - 1999 and
 1998 - 277,760 shares                         (3,649)       (3,649)
Retained earnings                              24,885        25,538
Accumulated other comprehensive loss             (624)         (795)
                                              -------       -------
Total stockholders' equity                     46,947        47,289
                                               ------        ------
Total Liabilities and Stockholders' Equity    $79,032       $80,234

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                            For the three months
                                               ended March 31,
                                                 (Unaudited)
                                            1999            1998
OPERATING ACTIVITIES:
Net loss                                    $  (653)       $(2,701)
Adjustments to reconcile net loss to net
 cash (used for) provided by
 operating activities:
Depreciation and amortization                 1,223             1,806
Loss on sale of assets                            -             1,500
Compensation related to stock awards            133                 -
Write-down of note receivable                 1,500                 -
(Increase) decrease in operating assets:
Accounts receivable                            (858)            1,584
Inventory                                      (942)              245
Other assets                                    673               780
(Decrease) increase in operating liabilities:
Accounts payable                               (201)              670
Salaries, wages and related benefits,
 accrued and deferred liabilities              (937)              178
Income taxes payable (refundable)            (1,567)           (2,213)
                                            -------           -------
 Net cash (used for) provided by
  operating activities:                      (1,629)            1,849

INVESTING ACTIVITIES:
Additions to property, plant
 and equipment, net                            (723)           (1,481)
Proceeds from sale of assets                    158             4,900
Note receivable activity                        103                 -
                                            -------          --------
 Net cash (used for) provided by
  investing activities                         (462)            3,419

FINANCING ACTIVITIES:
Debt borrowing (repayment)                    1,400            (7,222)
Proceeds from stock options and
 employee stock purchases                         7                20
Dividends paid                                    -              (305)
                                            -------          --------
 Net cash provided by (used for)
  financing activities                        1,407            (7,507)
                                            -------          --------
Net decrease in cash and
 cash equivalents                              (684)           (2,239)
Cash and cash equivalents at beginning
 of period                                    1,598             2,363
                                            -------          --------
Effect of exchange rate on cash                 (53)              (10)
                                            -------          --------
Cash and cash equivalents at
 end of period                                 $861              $114

See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 1 - GENERAL

The accompanying interim Consolidated Condensed Financial Statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the financial statements included herein reflect all adjustments necessary to present fairly the financial information for the periods presented. The Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

NOTE 2 - INVENTORIES

                                          March 31,   December 31,
                                          1999        1998

Raw materials                            $ 1,869     $ 2,277
Work in process                              987         842
Finished goods                            16,020      15,027
                                         -------     -------
                                          18,876      18,146

LIFO Reserve                               1,188         976
                                         -------     -------
  Total, net                             $20,064     $19,122

NOTE 3 - PROPERTIES
                                          March 31,   December 31,
                                          1999        1998

Land                                     $   387     $   387
Buildings                                  3,441       3,545
Equipment                                 18,602      17,940
                                         -------     -------
Total                                     22,430      21,872

Accumulated depreciation                 (13,104)    (12,380)
                                         -------     -------
 Total, net                              $ 9,326     $ 9,492

NOTE 4  NON-RECURRING CHARGES

Effective March 31, 1998, the Company sold its enamelware cookware business. While the Company received consideration in excess of the book value of tangible assets sold, non-cash charges related to the sale included a write-off of goodwill and a defined benefit pension plan curtailment. As a result of the sale, the Company recorded a non-recurring charge of $1,500 in the first quarter of 1998. In the first quarter of 1999, the Company recorded a $1,500 charge against earnings for the write-off of the entire remaining balance of a note receivable related to the 1996 sale of its aluminum and cast iron cookware division. The Company also recorded $480 of severance in the first quarter of 1999 related to two officer positions that will be eliminated June 30, 1999. Cash outlays related to the severance payments will be made from July 1, 1999 to June 30, 2000.

NOTE 5  SEGMENT INFORMATION

The Company is organized based on product lines which have distinct brand names and are managed as autonomous marketing units. The Company evaluates performance and allocates resources to segments based on divisional operating income. Divisional operating income is calculated by deducting direct operating expenses from gross profit. Direct operating expenses include certain marketing, warehousing, cooperative advertising and administrative charges (intangible amortization and royalty charges) that are structured for divisional tracking or are consistently allocated to the divisional level. General marketing overhead expenses, selling costs and general corporate overhead expenses are allocated to the divisional level from time to time, but, in general, are not used to make operating decisions and assess performance. These costs are excluded from divisional operating income. Assets that are identifiable for segment reporting purposes include inventories, property, plant and equipment, patents and other intangible assets and cost in excess of net assets acquired.

The Company has identified the following segments as reportable segments for purposes of segment reporting: Kitchen and Household Tools (K&HT), Precision Cutting Tools (PCT), Kitchen Cutlery (CUT), Cookware (COOK), Retail Outlet Stores (RET) and Other Housewares-Related Products (Other). The table below presents information about reported segments for the quarters ended March 31,

1999					K&HT		PCT		CUT
Net sales				$ 11,921	$  5,193	$  4,821
Divisional operating income	$  4,437	$  1,885	$    684
Depreciation and
  amortization expense		$    349	$    118	$    432
Total identifiable assets	$ 13,082	$ 10,748	$ 26,085
Identifiable capital
  expenditures		      $    408	$     37	$    168

1999					RET		OTHER		TOTAL
Net sales				$  1,278	$  1,661	$ 24,874
Divisional operating income	$    184	$    192	$  7,382
Depreciation and
  amortization expense		$     60	$     15	$    974
Total identifiable assets	$  2,002	$  1,332	$ 53,249
Identifiable capital
  expenditures		      $      -	$     23	$    636

1998					K&HT		PCT		CUT		COOK
Net sales				$  7,366	$  4,554	$  4,861	$  2,362
Divisional operating income	$  1,725	$  1,699	$    609	$    191
Depreciation and
  amortization expense		$    509	$    109	$    595	$    193
Total identifiable assets	$ 11,892	$  9,914	$ 28,485	$      -
Identifiable capital
  expenditures		      $    897	$     81	$    418	$     10

1998					RET		OTHER		TOTAL
Net sales				$  1,443	$    458	$ 21,044
Divisional operating income	$     81	$   (106)	  4,199
Depreciation and
  amortization expense		$     91	$     23	$  1,520
Total identifiable assets	$  1,788	$  1,512	$ 53,591
Identifiable capital
  expenditures                $      -	$     49	$  1,455

A reconciliation of total segment information to total consolidated financial information for the three months ended March 31, 1999 and 1998 is as follows:

								1999			1998
Divisional operating income				$ 7,382		$ 4,199
Unallocated corporate S, G & A			  4,617		  6,099
Non-recurring charges					  1,980		  1,500
Loss before interest and taxes		         (785)		 (3,400)
Unallocated interest expense				    341		    626
Loss before income taxes       			$(1,126)	      ($4,026)

								1999			1998
Identified depreciation and amortization		$   974		$ 1,520
Unallocated information systems and corporate
  facility depreciation					    249		    286
Total consolidated depreciation and
  amortization						$ 1,223		$ 1,806

								1999			1998
Identifiable assets					$53,249		$53,591
Accounts receivable					 17,016		 16,158
Other unallocated assets				  8,767		 10,485
Total consolidated assets				$79,032		$80,234

								1999			1998
Identifiable capital expenditures			$   636		$ 1,455
Unallocated corporate capital expenditures	     87		     26
Total consolidated capital expenditures		$   723		$ 1,481

The Company allocates distribution center expense, including related depreciation expense, to segments based on shipping and storage volumes. Related capital expenditures are allocated to identified segments in the same manner.

Of the total revenues derived by the Precision Cutting Tools Segment, first quarter 1999 and 1998 revenues of $1,807 and $1,825, respectively, were generated by a division operating in Canada. Divisional operating income for that same division was $659 and $815 for the quarters ended March 31, 1999 and 1998, respectively.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(In thousands)

The following table sets forth the operating data of the Company as a percentage of net sales for the quarterly periods ended March 31,

						1999			1998
Net sales					100.0%		100.0%
Cost of sales				 58.4%		 61.7%
						------		------
Gross profit				 41.6%		 38.3%
Selling, general and
  administrative expenses		 44.7%		 54.5%
						------		------
Operating loss    			 (3.1%)		(16.2%)
Interest expense				  1.4%		  3.0%
						------		------
Loss before taxes	            	 (4.5%)		(19.2%)
Income taxes				 (1.9%)		 (6.3%)
						------		------
Net loss		      		 (2.6%)		(12.9%)


Sale of Assets

On March 31, 1998, the Company completed the sale of certain assets related to its enamelware cookware business (Enamelware Division). The transaction had a material impact on both the financial position of the Company as of March 31, 1998, and results of operations for the three months then ended. The following discussion considers those impacts.

Financial Position

Referring to the Company's financial position as of March 31, 1999, as contrasted with December 31, 1998, current assets increased by $1,171 while current liabilities decreased by $2,906. Offsetting a $737 drop in cash, which resulted from the timing of payments and cash receipts, was an increase in inventories ($942) and accounts receivable ($858). The increase in inventories is reflective of continued sales growth in the Company's import businesses. Higher levels of inventory are needed to support the sales growth and are magnified by relatively longer lead times of the import supply chain. The increase in accounts receivable is due primarily to an increase in net sales in the last two months of the first quarter of 1999 as compared to the last two months of the fourth quarter of 1998. Other current assets dropped $337 from December 31, 1998 due the timing of cash receipts and cash payments. The decrease in current liabilities also relates to the timing of cash receipts and payments. Notes receivable dropped $1,565 from December 31, 1998 due primarily to the write-off of a note receivable related to the 1996 sale of the Company's aluminum and cast iron cookware division.

Results of Operations

Net sales for the three-month period ended March 31, 1999 were $24,874, an increase of 18% as compared to net sales of $21,044 for the first three months of 1998. On a comparative basis, excluding first quarter 1998 sales of the divested Enamelware Division, net sales increased $6,192 or 33%. Gross profit dollars for the quarter ended March 31, 1999 were $10,336, an increase of $2,266 when compared to gross profit dollars of $8,070 for the same period in 1998. On a comparative basis, excluding first quarter 1998 gross profit dollars of the divested Enamelware Division, first quarter 1999 gross profit dollars improved $2,687. As a percentage of net sales, gross profit improved from 38.3% for the first three months of 1998 to 41.6% in the first quarter of 1999. The following details sales, gross profit and divisional operating income by reporting segment. Divisional operating income is calculated by deducting direct operating expenses from gross profit. Direct operating expenses include certain marketing, warehousing, cooperative advertising and administrative charges (intangible amortization and royalty charges) that are structured for divisional tracking or are consistently allocated to the divisional level.

Kitchen and Household Tools - Net sales of the kitchen and household tools segment for the first three months of 1999 were $11,921, an increase of $4,555 or 62% as compared to net sales of $7,366 for the first three months of 1998. Incremental sales were related primarily to new products introduced subsequent to March 31, 1998. Gross profit as a percentage of net sales remained consistent quarter-over-quarter. The increased sales volume in the first three months of 1999 added $2,251 of gross profit dollars. Divisional operating income increased to $4,437 from $1,725 for the respective three-month period. The increase is reflective of the increased sales volume as well as a drop in warehouse expense.

Precision Cutting Tools - Net sales of the precision cutting tools segment for the first three months of 1999 were $5,193, an increase of $639 or 14% as compared to net sales of $4,554 for the first three months of 1998. The increase was primarily the result of additional product placement with an existing customer in the U.S. sewing and craft market. Gross profit as a percentage of net sales remained consistent quarter-over-quarter. The increased sales volume added $301 of gross profit dollars. Divisional operating income increased to $1,885 from $1,699 for the respective three-month period. The increase is reflective of the increased sales volume as well as a drop in warehouse expense.

Cutlery - Net sales of the cutlery segment for the first three months of 1999 of $4,821 were relatively unchanged when compared to net sales of $4,861 in the first three months of 1998. Gross profit dollars dropped from $1,688 to $1,359 in the quarter-over-quarter comparison due primarily to a special cutlery block set promotion and lower production volume resulting in reduced fixed factory overhead absorption. Divisional operating income increased to $684 from $609 for the respective three-month period. The increase is reflective of a drop in warehouse expense partially offset by the drop in gross profit dollars.

Cookware - Cookware segment net sales for the three-month period ended March 31, 1998 were $2,362. There were no cookware segment sales in the first quarter of 1999 due to the sale of the Enamelware Division. The cookware segment provided gross profit dollars of $421 and divisional operating income of $191 in the first quarter of 1998.

Retail Outlet Stores - Net sales for the first three months of 1999 at the Company's chain of outlet stores were $1,278, a decline of $165 when compared to net sales for the three months ended March 31, 1998. While same-store sales increased quarter-over-quarter, store closings subsequent to March 31, 1998 unfavorably impacted sales. Gross profit percentages and dollars for the outlet store segment increased in the first three months of 1999 over the first quarter of 1998. Divisional operating income increased to $184 from $81 for the respective three-month period. The increase was driven by improved gross profit percentage.

Other - Net sales of the "Other" segment (which consists primarily of the Company's barbecue tool and outdoor accessories line) for the first three months of 1999 were $1,661, an increase of $1,203 or 262% as compared to net sales of $458 for the first three months of 1998. The increased sales volume, which was primarily the result of distribution gains as the barbecue and outdoor accessories line is relatively new, in the first three months of 1999 added $402 of gross profit dollars. Divisional operating income increased to $192 from a loss of $106 for the respective three-month period. The increase is reflective of the sales growth as well as a drop in warehouse expense.

Selling, general and administrative (S,G&A) expenses for the three-month period ended March 31, 1999 were $9,141 as compared to $9,970 for the same period in 1998. The decrease from the first three months of 1998 relates primarily to the first quarter 1998 relocation of the majority of the Company's distribution activities. After excluding these distribution-related expenses incurred in 1998, S,G&A expense for the first three months of 1999 was relatively flat with the prior year.

First quarter 1998, non-recurring charges include the loss on sale of the Company's Enamelware Division. Non-recurring charges in the first quarter of 1999 include the write-down of the entire remaining balance of a note receivable resulting from the sale of the Company's aluminum and cast iron Cookware Division in 1996 ($1.5 million) as well as restructuring-related severance charges ($480).

The operating loss for the first quarter of 1999 was $785 as compared to an operating loss of $3,400 for the first three months of 1998. The net loss for the quarter ended March 31, 1999 was $653 or $0.17 per diluted share. This compares to a net loss of $2,701 or $0.71 per diluted share for the three months ended March 31, 1998.

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

As of March 31, 1999, the Company had inventoried, prioritized and assessed critical Y2K items and was substantially complete with the inventory for all other Y2K items. Remediation efforts were being performed in the Business Applications, Facilities/Information Technology Infrastructure and Customer Fulfillment Process sections of the Y2K program. The testing of items and Y2K contingency planning were in process as of March 31, 1999.
The Company has completed the inventory process, the prioritization process and the assessment process for all four sections as of March 31, 1999. Remediation and testing are currently planned to be completed no later than June 30, 1999, for all four sections of the Y2K program.

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

External and internal costs specifically associated with modifying internal software for Y2K compliance are expensed as incurred. The Company does not separately track the internal costs incurred for its Y2K program. Such costs are principally the related payroll costs for the Company's information systems group. Total external costs related to the Company's Y2K program incurred as of March 31, 1999, aggregated $1,175. The future incremental external costs of completing the Company's Y2K program are presently estimated to be approximately $700. These amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed. All costs related to the Company's Y2K program are being funded through operating cash flow.

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

Forward-Looking Information

Periodically, in written reports and oral statements, the Company discusses its expectations regarding future performance. These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ materially from those expressed or implied in the forward-looking statements. Among the factors that could impact the Company's ability to achieve its stated goals are the following: (i) the Company's ability to realize improvements in productivity and efficiency from its ADVANCE(SM) (Automated Distribution Value-Added Network CEnter) logistics program; (ii) significant competitive activity, including promotional and price competition, and changes in consumer demand for the Company's products; (iii) inherent risks in the marketplace associated with new product introductions, including uncertainties about trade and consumer acceptance and (iv) failure by the Company or one or more of its significant vendors or customers to correct a material Y2K problem. In addition, the Company's results may also be affected by general factors, such as economic conditions in the markets where the Company competes.


PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended March 31, 1999.

EXHIBITS

EX-11

EX-27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL HOUSEWARES CORP.

Dated:  April x-x-x, 1999
/s/ Mark S. Scales
    Mark S. Scales
    Vice President Chief Financial
    Officer and Treasurer

/s/ Bradley A. Kelsheimer
    Bradley A. Kelsheimer
    Corporate Controller