Form 10-Q/A
period 1999-03-31
GENERAL HOUSEWARES CORP
filed 1999-05-17
CIK 40643

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

Yes   X       No

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

Class of Common Stock                Outstanding at May 14, 1999

$.33-1/3 Par Value                          4,027,912

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

GENERAL HOUSEWARES CORP.

Dated:  May 14, 1999
/s/ Mark S. Scales
    Mark S. Scales
    Vice President Chief Financial
    Officer and Treasurer

/s/ Bradley A. Kelsheimer
    Bradley A. Kelsheimer
    Corporate Controller