Form 10-Q
period 1999-06-30
GENERAL HOUSEWARES CORP
filed 1999-08-16
CIK 40643

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999

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

Class of Common Stock                         Outstanding at August 15, 1999
                                                         4,031,364
$.33-1/3 Par Value


GENERAL HOUSEWARES CORP.
INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                                                                  Page Number

           Consolidated Condensed Statements of Operations
           and Retained Earnings
                     Three months and six months ended
                     June 30, 1999 and 1998                             2

           Consolidated Condensed Statements of
           Comprehensive Income (Loss)
                     Three months and six months ended
                     June 30, 1999 and 1998                             3

           Consolidated Condensed Balance Sheets
                     June 30, 1999 and December 31, 1998                4

           Consolidated Condensed Statements of Cash Flows
                     Six months ended June 30, 1999 and 1998            5

           Notes to Consolidated Condensed Financial Statements         6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS     11

PART II    OTHER INFORMATION                                           16

ITEM 1.    LEGAL PROCEEDINGS                                           16

item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS           16

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                            17

           SIGNATURES                                                  17

PART I     FINANCIAL INFORMATION

GENERAL HOUSEWARES CORP. & SUBSIDIARIES
(Dollars in thousands except per share amounts)

Consolidated Condensed Statements of Operations and Retained Earnings
(Unaudited)


                                         For the three months  For the six months
                                            ended June 30,      ended June 30,
                                           1999       1998      1999      1998


Net sales                                 $21,831   $20,900   $46,705   $41,944
Cost of goods sold                         12,085    12,307    26,623    25,281
                                          -------   -------   -------    -------
Gross profit                                9,746     8,593    20,082    16,663
Non-recurring charges                           -         -     1,980     1,500
Selling, general and
  administrative expenses                   9,707     8,314    18,848    18,284
                                          -------   -------    ------    -------
Operating income (loss)                        39       279      (746)   (3,121)
Interest expense, net                         338       582       679     1,208
                                          -------   -------   -------    -------
Loss from operations
 before income tax benefit                   (299)     (303)   (1,425)   (4,329)
Income tax benefit                           (126)     (102)     (599)   (1,427)
                                          -------   -------   -------    -------
Net loss for the period                      (173)     (201)     (826)   (2,902)

Retained earnings,
 beginning of period                       24,885    23,716    25,538    26,722

Less:  Dividends ($.08 per
 quarter per common share
 in 1998)                                       -       304         -       609
                                          -------   -------   -------    -------

Retained earnings,
 end of period                            $24,712   $23,211   $24,712   $23,211

Basic and diluted loss per common share:
 Net loss                                  ($0.04)   ($0.05)   ($0.21)   ($0.76)

Weighted average shares
 outstanding (basic and
 diluted)                              3,875,000  3,813,000 3,867,000  3,813,000

See notes to consolidated condensed financial statements.


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

                                                 For the three months        For the six months
                                                    ended June 30,             ended June 30,
                                                  1999        1998           1999        1998

Net loss                                        $ (173)     $ (201)        $ (826)    $ (2,902)
Other comprehensive income (loss)
 net of tax:
Foreign currency translation
 adjustment                                        195        (177)           366        (171)
                                                ------       ------        ------     --------
Comprehensive income (loss)                     $   22      $ (378)        $ (460)   $ (3,073)
                                                ======      =======        =======   =========

See notes to consolidated condensed financial statements.


CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                              As of
                                                                      June 30,      December 31,
                                                                       1999           1998
                                                                    (Unaudited)
ASSETS

Current Assets:
Cash                                                                 $   150             $ 1,598
Accounts receivable, less allowance of
  $1,588 ($3,242 in 1998)                                             13,508              16,158
Inventories                                                           24,951              19,122
Deferred tax asset                                                     3,016               3,016
Other current assets                                                     852               1,453
Income taxes refundable                                                  930                   -
                                                                     -------              -------
           Total current assets                                       43,407               41,347

Notes receivable                                                         941                2,578
Property, plant and equipment, net                                     9,638                9,492
Other assets                                                           1,026                1,744
Patents and other intangible assets                                    2,453                2,307
Cost in excess of net assets acquired                                 22,415               22,766
                                                                     -------              -------
Total Assets                                                         $79,880              $80,234
                                                                     =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt                                 $ 1,616             $  1,616
Notes payable                                                              -                  600
Accounts payable                                                       1,802                2,116
Salaries, wages and related benefits                                   1,949                1,696
Accrued liabilities                                                    2,923                3,386
Income taxes payable                                                       -                1,122
                                                                     -------              -------
           Total current liabilities                                   8,290               10,536

Long-term debt                                                        23,143               21,143
Deferred liabilities                                                   1,339                1,266
Stockholders' Equity:
Preferred stock - $1.00 par value:
 Authorized - 1,000,000 shares
Common stock - $.33-1/3 par value:
 Authorized - 10,000,000 shares
 Outstanding - 1999 - 4,308,172
 and 1998- 4,097,379 shares                                            1,436                1,434
Capital in excess of par value                                        25,038               24,761
Treasury stock at cost - 1999 and
 1998 - 277,760 shares                                                (3,649)              (3,649)
Retained earnings                                                     24,712               25,538
Cumulative transition adjustment                                        (429)                (795)
                                                                     --------             -------
Total stockholders' equity                                            47,108               47,289
                                                                     --------            -------
Total Liabilities and Stockholders' Equity                          $ 79,880              $80,234
                                                                    ========              =======

See notes to consolidated condensed financial statements.


CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                         For the six months
                                                                           ended June 30,
                                                                         1999         1998
OPERATING ACTIVITIES:
Net loss                                                                ($826)      ($2,902)
Adjustments to reconcile net loss to net
 cash(used for)provided by operating
 activities -
Depreciation and amortization                                           2,322        3,026
Loss on sale of assets                                                      -        1,500
Note receivable write off                                               1,500            -
Compensation related to stock awards                                      266            -
Decrease (increase) in operating assets:
Accounts receivable                                                     2,650          409
Inventory                                                              (5,808)        (314)
Other assets                                                              638          395
(Decrease) increase in operating liabilities:
Accounts payable                                                         (314)        (131)
Salaries, wages and related benefits,
 accrued and deferred liabilities                                        (137)          80
Income taxes payable (refundable)                                      (2,052)      (1,975)
                                                                       ------      --------
 Net cash(used for)provided by
  operating activities:                                                (1,761)          88
                                                                       ------      --------

INVESTING ACTIVITIES:
Additions to property, plant
 and equipment                                                         (1,799)      (2,436)
Proceeds from sale of assets                                              158        5,375
Additions to cost in excess of net
 assets acquired                                                            -          (10)
Note receivable activity                                                  349          387
                                                                       -------      -------
Net cash (used for)provided by
 investing activities                                                  (1,292)       3,316
                                                                       -------      -------

FINANCING ACTIVITIES:
Debt borrowing (repayment)                                              1,400       (4,472)
Proceeds from stock options and
 employee purchases                                                        13           33
Dividends paid                                                              -         (609)
 Net cash provided by(used for)                                        -------      -------
  financing activities                                                  1,413       (5,048)
Net decrease in cash and                                               -------      -------
 cash equivalents                                                      (1,640)      (1,644)
Cash and cash equivalents at beginning
 of period                                                              1,598        2,363
Effect of exchange rate on cash                                           192         (104)
                                                                       -------      -------
Cash and cash equivalents at
 end of period                                                           $150         $615
                                                                       =======      =======

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


NOTE 2 - INVENTORIES

                                                    June 30,     December 31,
                                                     1999           1998

Raw materials                                       $ 2,293       $ 2,277
Work in process                                       1,001           842
Finished goods                                       20,570        15,027
                                                    -------       -------
                                                    $23,864       $18,146

LIFO Reserve                                          1,087           976
                                                    -------       -------
           Total, net                               $24,951       $19,122
                                                    =======       =======

NOTE 3 - PROPERTIES
                                                    June 30,     December 31,
                                                    1999           1998

Land                                                $   387       $   397
Buildings                                             3,441         3,545
Equipment                                            19,648        17,940
                                                    -------       -------
Total                                               $23,476       $21,872

Accumulated depreciation                            (13,838)      (12,380)
                                                    -------       -------
 Total, net                                         $ 9,638       $ 9,492
                                                    =======       =======


NOTE 4 - NON-RECURRING CHARGES

Effective March 31, 1998, the Company sold its enamelware cookware business. While the Company received consideration in excess of the book value of tangible assets sold, non-cash charges related to the sale included a write-off of goodwill and defined benefit pension plan curtailment. As a result of the sale, the Company recorded a non-recurring charge of $1,500 in the first quarter of 1998. In the first quarter of 1999, the Company recorded a $1,500 charge against earnings for the write-off of the entire remaining balance of a note receivable related to the 1996 sale of its aluminum and cast iron cookware division. The Company also recorded $480 of severance in the first quarter of 1999 related to two officer positions that were eliminated June 30, 1999.


NOTE 5 - SEGMENT INFORMATION

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

The Company has identified the following segments as reportable segments for purposes of segment reporting: Kitchen and Household Tools (K&HT), Precision Cutting Tools (PCT), Kitchen Cutlery (CUT), Cookware (COOK), Retail Outlet Stores (RET) and Other Housewares-Related Products (Other). The table below presents information about reported segments for the quarters ended June 30,

1999                                       K&HT     PCT        CUT
Net sales                                 $ 10,632  $   4,522 $  3,879
Divisional operating income               $  3,822  $   1,545 $    642
Depreciation and
  amortization expense                    $    217  $     123 $    450
Total identifiable assets                 $ 17,065  $  12,135 $ 26,772
Identifiable capital
  expenditures                            $    730  $      48 $    234

1999                                      RET       OTHER     TOTAL
Net sales                                 $  1,469  $   1,329 $ 21,831
Divisional operating income               $    340  $     344 $  6,693
Depreciation and
  amortization expense                    $     57  $      15 $    862
Total identifiable assets                 $  1,768  $     613 $ 58,353
Identifiable capital
  expenditures                            $      -  $      14 $  1,026

1998                                      K&HT      PCT       CUT
Net sales                                 $   8,225 $   5,312 $   5,053
Divisional operating income               $   2,372 $   1,951 $     750
Depreciation and
  amortization expense                    $     231 $     110 $     430
Total identifiable assets                 $  12,334 $   9,980 $  28,517
Identifiable capital
  expenditures                            $     576 $      38 $     217

1998                                      RET       OTHER     TOTAL
Net sales                                 $   1,349 $     961 $  20,900
Divisional operating income               $     291 $    (133)$   5,231
Depreciation and
  amortization expense                    $      73 $       6 $     850
Total identifiable assets                 $   2,089 $   1,039 $  53,959
Identifiable capital
  expenditures                            $      11 $      34 $     876


A reconciliation of total segment information to total consolidated financial information for the three months ended June 30, 1999 and 1998 is as follows:

                                                      1999              1998
Divisional operating income                         $ 6,693          $  5,231
Unallocated corporate S, G & A                        6,654             4,952
                                                    -------          --------
Loss before interest and taxes                           39               279
Unallocated interest expense                            338               582
                                                    -------          --------
Loss before income taxes                            $  (299)         $   (303)

                                                      1999              1998
Identified depreciation and amortization            $   862          $    850
Unallocated information systems and corporate
  facility depreciation                                 237               370
                                                    -------          --------
Total consolidated depreciation and
  amortization                                      $ 1,099          $  1,220

                                                      1999              1998
Identifiable assets                                 $58,353          $ 53,959
Accounts receivable                                  13,508            16,158
Other unallocated assets                              8,019            10,117
                                                    -------          --------
Total consolidated assets                           $79,880          $ 80,234

                                                      1999              1998
Identifiable capital expenditures                   $ 1,026          $    876
Unallocated corporate capital expenditures               50                79
                                                    -------          --------
Total consolidated capital expenditures             $ 1,076          $    955


The table below presents financial information about reported segments for the six months ended June 30,

1999                                      K&HT      PCT       CUT
Net sales                                 $ 22,553  $  9,715  $  8,700
Divisional operating income               $  8,259  $  3,430  $  1,326
Depreciation and
  amortization expense                    $    566  $    241  $    882
Identifiable capital
  expenditures                            $  1,138  $     85  $    402

1999                                      RET       OTHER     TOTAL
Net sales                                 $  2,747  $  2,990  $ 46,705
Divisional operating income               $    524  $    536  $ 14,075
Depreciation and
  amortization expense                    $    117  $     30  $  1,836
Identifiable capital                      $      -  $     37  $  1,662
 Expenditures

1998                                      K&HT      PCT       CUT       COOK
Net sales                                 $  15,591 $   9,866 $   9,914 $2,362
Divisional operating income               $   4,097 $   3,650 $   1,359 $  191
Depreciation and
  amortization expense                    $     740 $     219 $   1,025 $  193
Identifiable capital
expenditures                              $   1,473 $     119 $     635 $   10

1998                                      RET       OTHER     TOTAL
Net sales                                 $   2,792 $   1,419 $  41,944
Divisional operating income               $     372 $    (239)$   9,430
Depreciation and
  amortization expense                    $     164 $      29 $   2,370
Identifiable capital
 Expenditures                             $      11 $      83 $   2,331


A reconciliation of total segment information to total consolidated financial information for the six months ended June 30, 1999 and 1998 is as follows:


                                                                1999                1998
Divisional operating income                                   $ 14,075             $  9,430
Non-recurring charges                                            1,980                1,500
Unallocated corporate S, G & A                                  12,841               11,051
                                                              --------             --------
Loss before interest and taxes                                    (746)              (3,121)
Unallocated interest expense                                       679                1,208
                                                              --------            --------
Loss before income taxes                                      $ (1,425)            $ (4,329)

                                                                1999                1998
Identified depreciation and amortization                      $  1,836             $  2,370
Unallocated information systems and corporate
  facility depreciation                                            486                  656
                                                              --------             --------
Total consolidated depreciation and
  amortization                                                $  2,322             $  3,026

                                                                1999                1998
Identifiable capital expenditures                             $ 1,662              $  2,331
Unallocated corporate capital expenditures                        137                  105
                                                              -------              --------
Total consolidated capital expenditures                       $ 1,799             $  2,436


The Company allocates distribution center expense, including related depreciation expense, to segments based on shipping and storage volumes. Related capital expenditures are allocated to identified segments in the same manner.

Of the total Precision Cutting Tools Segment revenues, second quarter 1999 and 1998 revenues of $2,059 and $2,010, respectively, were generated by a division operating in Canada. Related divisional operating income for that same division was $697 and $740, respectively. For the first six months of 1999 and 1998, revenues of $3,866 and $3,835 were generated by the same division. Related divisional operating income was $1,292 and $1,487, respectively.

NOTE 6 - Contingencies

In the second quarter of 1999, the Company and its Board of Directors were named as defendants in four related complaints filed on behalf of all shareholders. In the opinion of management, the costs related to these complaints will not have a material impact on operating results of the Company.

NOTE 7 - Shareholder Rights Plan

In the second quarter of 1999, the Company amended its Shareholder Rights Plan to reduce the triggering threshold from 21% to 15%. As amended, if a person, together with such person's Affiliates and Associates (as defined), becomes the beneficial owner of 15% or more of the outstanding common stock of General Housewares, the outstanding Rights (other than those held by the acquiror) become exercisable for common stock of General Housewares having a value of two times the exercise price of the Right. Holders of 15% or more of General Housewares common stock at the time the amendment was adopted will not trigger the Rights unless they subsequently acquire additional shares. The Rights may be redeemed by the Board of Directors of the Company at a redemption price of $.01 per Right.

On August 1, 1999, the Company entered into the Second Amendment to the Rights Agreement providing that (i) neither Corning Consumer Products Company nor its affiliates will be considered "Beneficial Owners" (as defined in the Rights Agreement) and (ii) the rights will expire immediately prior to the consummation of the merger as described in Note 8.

NOTE 8 - Subsequent Events

On August 2, 1999, General Housewares Corp. and Corning Consumer Products Company announced the signing of a definitive merger agreement with CCPC Acquisition Corp. (the parent of Corning Consumer Products), pursuant to which the Company's shareholders will be entitled to receive $28.75 per share in cash. The transaction was approved by the Board of Directors of General Housewares Corp. and is subject to the approval of the Company's shareholders at a special meeting. The completion of the merger, which is expected to occur in the fourth quarter of 1999, is also subject to government filings and other closing conditions.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(In thousands)

The following table sets forth the operating data of the Company as a percentage of net sales for the following periods:

                     Three months ended June 30,   Six months ended June 30,

                     1999            1998          1999           1998
Net sales            100.0%          100.0%        100.0%        100.0%
Cost of sales         55.4            58.9          57.0          60.3
                     -----           -----         -----         -----

Gross profit          44.6            41.1         43.0          39.7
Non-recurring
 charges                --              --          4.2           3.6

Selling, general
  and administra-
  tive expenses       44.5            39.8         40.4          43.6
                     -----           -----        -----         -----
Operating income
 (loss)                0.1             1.3         (1.6)         (7.5)
Interest expense       1.5             2.8          1.5           2.9
                     -----           -----        -----         -----

Loss before income
  taxes               (1.4)           (1.5)        (3.1)        (10.4)
Income taxes          (0.6)           (0.5)        (1.3)         (3.4)
                      -----          -----        -----         -----
Net loss              (0.8)           (1.0)        (1.8)         (7.0)


SALES OF ASSETS

On March 31, 1998, the Company completed the sale of certain assets related to its enamelware cookware business (Enamelware Division). The transaction had a material impact on the financial position of the Company as of March 31, 1998 and results of operations for the three months then ended and the six months ended June 30, 1998. The following discussion considers those impacts.

FINANCIAL POSITION

Referring to the Company's financial position as of June 30, 1999, as contrasted with December 31, 1998, current assets increased by $2,060 while current liabilities decreased by $2,246. Offsetting a $1,448 drop in cash, which resulted from the timing of cash payments and receipts and a $2,650 drop in accounts receivable due largely to the seasonality of the Company's sales, was a $5,829 increase in inventories. The increase in inventories is reflective of continued sales growth in the Company's import businesses. Higher levels of inventory are needed to support the sales growth and are magnified by relatively longer lead times of the import supply chain. In addition, inventory levels in the import businesses were impacted by planned increases in inventory purchases in the second quarter to ensure adequate stock levels in light of expected container shortages which were predicted for the second half of 1999. The reduction in current liabilities relates primarily to payment of $600 of short-term debt and payment of income taxes, reducing income taxes payable by $1,122.

RESULTS OF OPERATIONS

Net sales for the three month period ended June 30, 1999 were $21,831, an increase of 4.5% over net sales of $20,900 for the three months ended June 30, 1998. Net sales for the six-month period ended June 30, 1999 were $46,705, an 11.4% increase over reported net sales of $41,944 for the same period of 1998 and an 18.0% increase over comparative net sales (excluding first quarter 1998 net sales of the divested Enamelware Division) in the first six months of 1998. Gross margin dollars for the quarter ended June 30, 1999 were $9,746, an increase of $1,153 when compared to gross margin dollars of $8,593 for the same period in 1998. Gross margin dollars for the six month period ended June 30, 1999 were $20,082, an increase of $3,419 when compared to gross margin dollars of $16,663 for the same period in 1998. On a comparative basis, excluding first quarter 1998 gross margin dollars of the divested Enamelware Division, first half 1999 gross margin dollars improved $3,840. As a percentage of net sales, gross margin improved from 41.1% for the three months ended June 30, 1998 to 44.6% in the second quarter of 1999. On a year-to-date basis, gross margin as a percentage of reported net sales increased from 39.7% in 1998 to 43.0% in 1999. The following details reported net sales, gross margins and divisional operating income by reporting segment:

Kitchen and Household Tools - Net sales of the kitchen and household tools segment for the three months ended June 30, 1999 were $10,632, an increase of $2,407 or 29.3% as compared to net sales of $8,225 for the second quarter of 1998. For the first six months of 1999, kitchen and household tools net sales were $22,553, an increase of $6,962 or 44.7% over net sales of $15,591 for the same period in 1998. Incremental sales were primarily related to new product introductions. Gross margin as a percent of net sales for the second quarter of 1999 improved approximately 2.5% from the second quarter of 1998. The improvement is primarily a result of a reduction in customer chargebacks and deductions (classified as adjustments between gross and net sales)driven by improvements in the Company's distribution activities. For the six-month period ended June 30, 1999, gross margin as a percent of sales improved approximately 1.1% for the same reasons. The increased sales volume and gross margin percentage improvement increased gross margin dollars by $1,447 and $3,698 for the three and six months ended June 30, 1999, respectively, over the comparable periods in 1998. Divisional operating income for the three months ended June 30, 1999 was $3,822, an increase of $1,450 over divisional operating income of $2,372 for the same period in 1998. For the six months ended June 30, 1999, divisional operating income was $8,259, an increase of $4,162 over the first six months of 1998. The divisional operating income increases were primarily a result of increased sales volume, improved shipping performance (lowering customer chargebacks and deductions) and reduced warehouse expense.

Precision Cutting Tools - Net sales of the precision cutting tools segment for the three months ended June 30, 1999 were $4,522, a decrease of $790 or 14.9% as compared to net sales of $5,312 for the second quarter of 1998. For the first six months of 1999, precision cutting tools net sales were $9,715, a decrease of $151 or 1.5% as compared to the same period in 1998. The decrease in the second quarter of 1999 when compared to the second quarter of 1998 was driven primarily by the timing of shipments between the first and second quarters. Gross margin dollars for the three months ended June 30, 1999 were $2,110, a decline of $242 when compared to gross margin dollars of $2,352 for the same period in 1998. Gross margin dollars for the six months ended June 30, 1999 were $4,465, an increase of $56 when compared to gross margin dollars of $4,409 for the six months ended June 30, 1998. As a percent of net sales, gross margin increased 2.4% and 1.3% for the three and six-month periods ended June 30, 1999, respectively. The improvement was primarily a result of a reduction in customer chargebacks and deductions (classified as adjustments between gross and net sales) driven by improvements in the Company's distribution activities. Divisional operating income for the three months ended June 30, 1999 was $1,545, a decrease of $406 from divisional operating income of $1,951 for the same period in 1998. For the six months ended June 30, 1999, divisional operating income was $3,430, a decrease of $220 from divisional operating income of $3,650 for the first six months of 1998. The decline in divisional operating income for the second quarter reflects the sales volume shortfall. The decline in divisional operating income for the six months ended June 30, 1999 was primarily a result of increased spending related to marketing initiatives aimed at increasing market share in the United States.

Cutlery - Net sales of the cutlery segment for the three months ended June 30, 1999 were $3,879, a decrease of $1,174 or 23.2% as compared to net sales of $5,053 for the three months ended June 30, 1998. Net sales of the cutlery segment for the six months ended June 30, 1999 were $8,700, a decrease of $1,214 or 12.2% as compared to net sales of $9,914 for the six months ended June 30, 1998. The decrease in sales from the second quarter of 1998 was primarily a result of (1) lost distribution/SKU reduction in the cutlery segment's domestically-produced mass line; (2) a second quarter 1998 load in of a new product line at a major retailer; and (3) retailers' reaction to uncertainty surrounding plans for the line given the publicly announced strategic review of the cutlery business. As a result of the sales volume decline, gross margin dollars of $1,256 for the three months ended June 30, 1999 reflect a drop of $460 from second quarter 1998 gross margin dollars of $1,716. For the six months ended June 30, 1999, gross margin dollars dropped to $2,615 from gross margin dollars of $3,404 for the same period in 1998. This gross margin decline lead to a drop in second quarter divisional operating income from $750 in 1998 to $652 in 1999. For the six months ended June 30, 1999, divisional operating income was $1,326 as compared to $1,359 in the first six months of 1998.

Cookware - Cookware segment net sales for the six-month period ended June 30, 1998 were $2,362. Divisional operating income was not material for that period. There were no cookware segment sales in the first six months of 1999 due to the sale of the Enamelware Division.

Retail Outlet Stores - Net sales for the three-month period ended June 30, 1999 at the Company's chain of outlet stores were $1,469, an increase of $120 when compared to net sales of $1,349 for the three months ended June 30, 1998. For the six month period ended June 30, 1999, net sales at the outlet stores were $2,747, a decrease of $45 when compared to net sales of $2,792 in the same period of the prior year. The 1999 results reflect same-store sales increases of 15% through the first six months as the number of stores has dropped from 1998 levels. Gross margin increased over 1998 due to a shift in sales mix. As a result of the gross margin increase, divisional operating income for the three months ended June 30, 1999 increased from $291 to $340 when compared to the prior year. For the six months ended June 30, 1999, divisional operating income increased from $372 to $524 when compared to the prior year.

Other - Net sales of the "Other" segment (which consists primarily of the Company's barbecue tool and outdoor accessories line) for the three months ended June 30, 1999 were $1,329, an increase of 38.3% over net sales of $961 for the same period in 1998. Net sales in the first six months of 1999 were $2,990, an increase of 110.7% over net sales of $1,419 for the same period of 1998. The increased sales volume, which was primarily related to distribution gains, added $389 of gross margin dollars for the three months ended June 30, 1999 and added $791 of gross margin dollars for the six months ended June 30, 1999. Divisional operating income for the three-month period ended June 30, 1999 was $344 compared to a loss of $133 for the three months ended June 30, 1998. Divisional operating income for the six months ended June 30, 1999 was $536 compared to a loss of $239 for the six months ended June 30, 1998.

Selling, general and administrative (S, G & A) expenses for the three month period ended June 30, 1999 were $9,707 as compared to $8,314 for the same period in 1998. The increase includes expenses related to Y2K enablement (approximately $800), increased selling and royalty expense associated with a shift in sales to the kitchen and household tools division (approximately $250) and fees related to defending the Company against shareholder complaints and review of strategic alternatives (approximately $300). S, G & A expenses for the six months ended June 30, 1999 were $20,828, an increase of $1,044 when compared to the first six months of 1998. Included in the 1998 expense was $1,500 related to the sale of the Enamelware Division in addition to approximately $875 of expense related to the first quarter 1998 relocation of the majority of the Company's distribution activities. Included in the 1999 expense was $1,500 related to the write-off of a note receivable and $480 related to severance. After excluding these non-recurring expenses and the impact of Y2K enablement in both periods, S, G & A expense for the first six months of 1999 increased approximately $489 over the first six months of 1998. This increase is reflective of the increased sales volume during the period.

Operating income for the three months ended June 30, 1999 was $39 as compared to operating income of $279 for the three months ended June 30, 1998. The operating loss for the first six months of 1999 was $746 compared to an operating loss of $3,121 for the same period in 1998. Interest expense for the three and six month periods ended June 30, 1999 decreased $244 and $529, respectively. The decline was due primarily to lower borrowing levels resulting from cash received as part of the sale of the Enamelware Division. The net loss for the quarter ended June 30, 1999 was $173 or $0.04 per diluted share. This compares to a net loss of $201 or $0.05 per diluted share for the three months ended June 30, 1998. The net loss for the six months ended June 30, 1999 was $826 or $0.21 per diluted share. This compares to a net loss of $2,902 or $0.76 per diluted share for the six months ended June 30, 1998.

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

The Company has developed a program to address the Y2K issues. This program is divided into four major sections - Business Administration, Business Applications, Facilities/Information Technology Infrastructure and the Customer Fulfillment Process. The general phases of the program common to all sections are (1) inventorying Y2K items; (2) assigning priorities to identified items; (3) assessing the Y2K status of items that, if failed, would have a material impact on the Company; (4) remediating critical items that are not Y2K compliant; (5) testing critical items; and (6) designing and implementing contingency and business continuation plans.

As of June 30, 1999, the Company had inventoried, prioritized and assessed critical Y2K items and was substantially complete with the inventory for all other Y2K items. Remediation efforts were essentially completed in the Business Applications, Facilities/Information Technology Infrastructure and Customer Fulfillment Process sections of the Y2K program. The testing of items was also essentially completed and Y2K contingency planning was in process as of June 30, 1999. Final remediation and testing are currently planned to be completed, no later than August 31, 1999, for all four sections of the Y2K program.

The Company is utilizing internal personnel, contract programmers and vendors to identify Y2K non-compliance problems, modify code and test the modifications. In some cases, non-compliant software and hardware may be replaced.

The Company relies on third-party suppliers for finished goods, raw materials, water, utilities, communications, transportation and other key services. Interruption of vendor and supplier operations due to Y2K issues would affect Company operations in a material way. The Company has undertaken initiatives to evaluate the efforts of its vendors and suppliers, in order to mitigate Y2K risks and determine alternatives and contingency plan requirements. While approaches to reducing risks of interruption due to vendor and supplier failures may vary, options include identification of alternate suppliers and accumulation of inventory where feasible or warranted. These activities are intended to provide a means of managing risk but cannot eliminate the potential for disruption due to third-party failure.

The Company is also dependent upon its retailer customers for sales and cash flow. Y2K interruptions in the operations of the Company's customers could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, the Company believes that its customer base is broad enough to minimize the consequences of a single occurrence. The Company is, however, taking steps to monitor the status of customers' efforts to become Y2K compliant as a means of identifying risks and the need for contingency plans.

In addition to the Y2K program activities described above, the Company is developing contingency plans intended to mitigate the possible disruption in business operations that may result from Y2K non-compliance problems and is developing cost estimates for such plans. Contingency plans will primarily address issues surrounding the Company's internal software systems and the reliance it places on critical vendors and suppliers. Contingency plans may include the identification of alternative software processing capabilities and the stock-piling of raw and packaging materials, increasing finished good inventory levels, securing alternate sources of supply and other appropriate measures. Once developed, contingency plans and related cost will be refined on an ongoing basis, as additional information becomes available.

External and internal costs specifically associated with modifying internal software for Y2K compliance are expensed as incurred. The Company does not separately track the internal costs incurred for its Y2K program. Such costs are principally the related payroll costs for the Company's information systems group. Total external costs related to the Company's Y2K program incurred as of June 30, 1999, aggregated $2,000. The future incremental external costs of completing the Company's Y2K program are presently estimated to be approximately $100. These amounts do not include any costs associated with the implementation of contingency plans, which are in the process of being developed. All costs related to the Company's Y2K program are being funded through operating cash flow.

The failure to correct a material Y2K problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem resulting, in part, from the uncertainty of the Y2K readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of any Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's Y2K program is expected to significantly reduce the Company's level of uncertainty about the Y2K problem and, in particular, about the Y2K compliance and readiness of its business partners. The Company believes that, with the completion of it's Y2K program, the possibility of significant interruptions of normal operations should be reduced.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        On June 2, 1999 a shareholder filed suit against the Company and its directors challenging the board of directors' decision that it would not pursue an April 12, 1999 non-binding preliminary proposal from a third party to acquire the Company. Two additional shareholder lawsuits raising the same allegations were filed on June 3 and June 7, 1999. These lawsuits were filed in the Court of Chancery of the State of Delaware and are captioned: Goldstein v. Saxton, et al., Del.Ch., C.A. No. 17192NC (filed June 2, 1999) (the "Goldstein Action"), Great Neck Capital Appreciation Investment Partnership v. Saxon [sic], et al., Del. Ch., C.A. No. 17196, and The Barry Family Limited Partnership of California v. General Housewares Corp., et al., Del. Ch., C.A. No. 17196 . The Company and the directors have moved to dismiss the Goldstein action, and the complaints in the other two suits have net yet been served upon the Company or the directors. One month after the Delaware lawsuits were filed, two other shareholders filed suit in the Vigo County Superior Court for the State of
Indiana: Bloom v. Saxton, Vigo Superior Ct., C. No. 84D01-9908-CP-1104 (the "Indiana Action"). The Indiana action, like the Delaware lawsuits, challenges the board of directors' decision not to pursue the April 12, 1999 non-binding preliminary proposal from a third party. The Company and the directors have received an extension of time to respond to the complaint in the Indiana action. The Company and the directors intend to vigorously defend each of these lawsuits.

Item 4.  Submission of Matters to a Vote of Security Holders

        General Housewares' annual meeting of stockholders was held on May 11, 1999. Proxies for the meeting were solicited by General Housewares pursuant to Regulation 14A under the Securities Exchange Act of 1934.

        All of management's nominees for election to the Board of Directors as listed in General Housewares Proxy Statement for the meeting were elected.

Director                     Votes For             Votes Withheld
--------                     ---------             --------------
Charles E. Bradley           2,833,756             366,826
Thomas L. Francis            2,833,256             367,326
Phillip A. Ranney            2,833,757             366,826

Item 6. Exhibits and Reports on Form 8-K

A.      Exhibits

DESIGNATION                         DESCRIPTION

3(ii)                               Bylaws

10.1                                1997 Key Employees Incentive Stock Plan

10.2                                First Amendment to 1997 Key Employees
                                    Incentive Stock Plan

10.3                                Form of Employment Agreement between
                                    General Housewares Corp and 1)Alex Lee,
                                    2)Bradley Kelsheimer, 3) Ray Kulla,
                                    4)Teresa Mager and 5) Mark Scales

11                                  Computation of Earnings Per Share

27                                  Financial Data Schedule

B.      Reports on Form 8-K

May 28, 1999                        Resignation of John A. Bricker, Jr. as
                                    director.

June 25, 1999                       First Amendment to Rights Agreement between
                                    General Housewares Corp. and First Chicago
                                    Trust Company of New York.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL HOUSEWARES CORP.

Dated:  August 15, 1999                 /s/ Mark S. Scales
                                          Mark S. Scales
                                          Vice President Chief Financial
                                          Officer and Treasurer


                                          /s/ Bradley A. Kelsheimer
                                          Bradley A. Kelsheimer
                                          Corporate Controller